Form 10-Q
period 1996-03-31
MATTHEWS STUDIO EQUIPMENT GROUP
filed 1996-05-14
CIK 855575

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


                                  (MARK ONE)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the  Period ended MARCH 31, 1996
                      --------------

                               or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

      Commission file number 0-18102
                             -------


                        MATTHEWS STUDIO EQUIPMENT GROUP
                        -------------------------------
            (Exact name of registrant as specified in its charter)


                   CALIFORNIA                        95-1447751
         -----------------------------------------------------------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)         Identification No.)


                 2405 EMPIRE AVENUE, BURBANK, CA      91504-3399
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)


                                (818) 843-6715
                                --------------
             (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
                                 --------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes    X       NO
                                     ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. COMMON STOCK, NO PAR VALUE -
                                                  ----------------------------
10,326,591 SHARES AS OF APRIL 30, 1996.
- - - ---------------------------------------

                                     INDEX

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (UNAUDITED)

          Condensed consolidated balance sheets - March 31, 1996
          and September 30,  1995

          Condensed consolidated statements of income - Three months ended March 31, 1996 and 1995; Six months ended March 31, 1996 and 1995

          Condensed consolidated statements of cash flows - Six months ended March 31, 1996 and 1995

          Notes to condensed consolidated financial statements  -
          March 31, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Change in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)



                        MATTHEWS STUDIO EQUIPMENT GROUP
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                               ($ in thousands)

                                                 March 31,  September 30,
                                                   1996         1995
                                                ----------  -------------
ASSETS:
Current Assets:
     Cash and cash equivalents.................   $   386         $   438
     Accounts receivable less allowances of
        March 31, 1996:  $333 and
        September, 30, 1995:   $297............     3,669           4,039

     Current portion of net investment in leases      880             979
     Inventories...............................     4,639           4,556
     Prepaid expenses and other current assets.       811             922
                                                  -------         -------
        Total current assets...................    10,385          10,934

Property and equipment less accumulated
 depreciation and amortization of
        March 31, 1996:  $16,047 and
        September 30, 1995:  $14,785...........    19,347          17,226
Investment in leases, less current portion.....     1,173           1,376
Other assets...................................     1,081           1,167
                                                  -------         -------
        Total assets...........................   $31,986         $30,703
                                                  =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable..........................   $ 1,369         $ 1,569
     Accrued liabilities.......................     1,050           1,080
     Current portion of long-term debt and
        capital lease obligations..............       310             413
     Income taxes payable......................        54
                                                  -------         -------
         Total current liabilities.............     2,783           3,062

Long-term debt and capital leases..............    18,929          17,664
Deferred income taxes..........................     1,923           1,923

Common stock...................................     5,579           5,567
Retained earnings..............................     2,772           2,487
                                                  -------         -------
         Total shareholders' equity............     8,351           8,054
                                                  -------         -------
         Total liabilities and shareholders'
           equity..............................   $31,986         $30,703
                                                  =======         =======

See accompanying notes.

                        MATTHEWS STUDIO EQUIPMENT GROUP
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                    ($ in thousands, except per share data)

                                          Three Months Ended    Six Months Ended
                                              March 31,            March 31,

                                            1996      1995      1996      1995
                                           -------   -------   -------   -------
Net product sales........................  $ 3,517   $ 4,062   $ 6,697   $ 7,586
Revenues from rental operations..........    3,249     3,010     6,434     6,148
                                           -------   -------   -------   -------
                                             6,766     7,072    13,131    13,734
Costs and expenses:

  Cost of sales..........................    2,285     2,397     4,285     4,538
  Cost of rental operations..............    1,841     1,842     3,638     3,601
                                           -------   -------   -------   -------
                                             4,126     4,239     7,923     8,139
                                           -------   -------   -------   -------
    Gross profit.........................    2,640     2,833     5,208     5,595

Selling, general and administrative......    2,018     2,031     3,854     3,822
Minority interest........................                 37                  63
Interest.................................      476       499       999       958
                                           -------   -------   -------   -------
    Total expenses.......................    2,494     2,567     4,853     4,843


Income before income taxes...............      146       266       355       752
Provision for taxes......................       29        92        70       286
                                           -------   -------   -------   -------
    Net income...........................  $   117   $   174   $   285   $   466
                                           =======   =======   =======   =======
Earnings per common share................    $0.01     $0.02     $0.03     $0.05
                                           =======   =======   =======   =======

Weighted average number of common
 shares outstanding......................   10,321    10,313    10,324    10,313


See accompanying notes.

                        MATTHEWS STUDIO EQUIPMENT GROUP
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                               ($ in thousands)

                                           Six Months Ended March 31,

                                                 1996       1995
                                               -------     -------
Operating activities:
Net income                                    $    285     $   466
Adjustments to reconcile net income
 to net cash provided by (used in)
 operating activities:
  Provision for doubtful accounts                   80         123
  Depreciation and amortization                  1,667       1,342
  Minority interest                                             63
  Gain on sale of assets                           (65)       (152)
  Changes in operating assets and liabilities:
    Accounts receivable                            290        (471)
    Inventory                                      (84)       (499)
    Net investment in leases                       302         113
    Unguaranteed residual value of leases            1          32
    Prepaids and other assets                      (57)       (286)
    Income tax refund receivable                   252
    Accounts payable and accrued liabilities      (229)     (1,916)
    Income taxes payable                            54         267
                                               -------     -------
Net cash provided by (used in)
 operating activities                            2,496        (918)

Investing activities:
Purchase of property and equipment              (3,847)     (2,394)
Proceeds from sale of property
  and equipment                                    218         187
                                               -------     -------
Net cash used in investing activities           (3,629)     (2,207)

Financing activities:
Proceeds from exercise of stock options             12
Proceeds from borrowings                        15,874       3,288
Repayment of borrowings                        (14,805)       (750)
Payments to minority interest                                 (138)
                                               -------     -------
Net cash provided by financing activities        1,081       2,400

Net decrease in cash and cash equivalents          (52)       (725)

Cash and cash equivalents at beginning
 of period                                         438         735
                                               -------     -------
Cash and cash equivalents at end of
 period                                        $   386     $    10
                                               =======     =======

See accompanying notes.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.  PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Matthews Studio Equipment Group (the "Company") and Subsidiaries have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six- month periods ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996, due to fluctuations in film production activities. For further information refer to the consolidated financial statements and footnotes thereto included in the Matthews Studio Equipment Group's annual report on Form 10-K for the year ended September 30, 1995.

Certain prior year amounts have been reclassified to conform to the current year presentation.


2.  PER SHARE DATA

Net income per share is based on the weighted average number of shares outstanding. The dilution from common stock equivalents is less than three percent and is therefore excluded from the calculation of earnings per common share.


3.  INVENTORIES

Inventories are principally stated at the lower of first-in, first-out cost or market.


4.   LONG-LIVED ASSETS

Long-lived assets used in operations are reviewed periodically to determine that the carrying values are not impaired and if indicators of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded.


5.  DEBT

The Chemical Bank Revolving Credit Facility
- - - -------------------------------------------

On July 27, 1995, the Company and its principal subsidiaries entered into an agreement for a senior secured revolving credit facility with Chemical Bank (the
"Facility"), in  an aggregate principal amount of up to $17 million.   The
Facility matures July 27, 1999 and provides the following declining commitment schedule: $17 million at July 27, 1995; $16 million on October 1, 1996; $15 million on October 1, 1997; $14 million on October 1, 1998. The Facility requires the Company to maintain on a quarterly basis certain levels of earnings and to meet several financial ratios.

At March 31, 1996, the Company had an outstanding balance of $13,812,000 and had $2,874,000 available under the Facility. The Company obtained a waiver from Chemical Bank relating to a covenant stating a maximum ratio of debt-to-EBITDA (earnings before interest, taxes, depreciation and amortization) which was exceeded at an interim period in fiscal 1996, however, the Company was in compliance with the covenant at the period ended March 31, 1996. The Company was in full compliance with all other covenants of the credit agreement with Chemical Bank and the several ING agreements more specifically described in the paragraphs which follow.

The ING Equity Partners, L.P.I  Senior Subordinated Promissory Note
- - - -------------------------------------------------------------------

Concurrently, and in connection with the refinancing, the Company entered into a purchase agreement (the "Purchase Agreement") with ING Equity Partners, L.P.I ("ING"), pursuant to which the Company sold to ING for a total purchase price of $5 million (i) its senior subordinated promissory note in the principal amount of $5 million, bearing interest at an initial rate of 10% per annum (the "Subordinated Note"), (ii) a common stock purchase warrant (the "ING Warrant") entitling ING to purchase 2,322,464 of the Company's outstanding shares of common stock at an initial purchase price per share of $2.50 and having certain antidilutive rights and (iii) a share of preferred stock of the Company entitling ING to voting rights with respect to the number of shares underlying the ING Warrant. The ING Warrant requires an adjustment of the exercise price to $2.00 per share if the Company does not complete a public offering of its common stock at a price of at least $2.50 per share with net proceeds to the Company of at least $10 million by July 27, 1998. The proceeds from the offering are to be used for general corporate purposes, working capital, retirement of bank debt and the Subordinated Note.

Subsequent to the quarter ended March 31, 1996, the Subordinated Note with ING was amended, and replaced with two subordinated notes, a $100,000 subordinated note with a due date of July 27, 2005, and a $4,900,000 subordinated note with a due date of July 27, 2000, which may also be extended to July 27, 2005 at the discretion of ING. The other terms and conditions of the new subordinated notes are unchanged from the terms and conditions of the original Subordinated Note.


6.  TAXES

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effective income tax rate is 20% for the current quarter of this fiscal year versus 40% for the same period of the prior year. The lower rate for this year is attributable to the utilization of net operating loss carryforwards.


7.  STOCK OPTIONS

During the six months ended March 31, 1996, 12,000 shares of common stock were issued upon the exercise of stock options.

8.  OTHER INFORMATION

During October, 1995, the Company launched its strategic expansion program in the Northwest market when it entered into the acquisition of the assets of Jonas Jensen Studios, Inc., a privately held rental and post-production company in Seattle, Washington. Concurrently, the Company entered into an equipment management, marketing and revenue sharing agreement with Jonas Jensen Studios, Inc., which thereby became the only studio in the Seattle region capable of servicing the major post-production work necessary for TV commercials or full-length feature movie productions.


9.  SUBSEQUENT EVENT

Subsequent to the quarter ended March 31, 1996, the Purchase Agreement with ING and the ING Warrant were amended along with the employment agreements with the Company's two principal officers, Mr. Carlos D. De Mattos and Edward Phillips. The basic effect of the amendments were: to place certain limits on the number of shares of the Company's Common Stock which may be purchased under the ING Warrant, to amend the voting rights of the preferred stock issued by the Company to ING so as not to have the right to vote until there has been a default under the Purchase Agreement, and to amend the above mentioned employment agreements to require shareholder approval of the grants of 200,000 shares to each of Mr. De Mattos and Mr. Phillips and absent such approval, Mr. De Mattos' and Mr. Phillips' options are automatically reduced to options to purchase up to 12,500 shares of Company Common Stock.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - - ---------------------

Three-Month Period ended March 31, 1996 and March 31, 1995
- - - ----------------------------------------------------------

Net Product Sales
- - - -----------------

Net equipment and supply sales were $3,517,000 for the second quarter of fiscal 1996, a decrease of $545,000 or 13.4% from $4,062,000 for the second quarter of fiscal 1995. Equipment sales declined to $2,489,000, a decline of approximately $113,000 or 4.3% from $2,602,000 in fiscal 1995. Also, approximately $163,000 of the decrease is due to the decline in broker sales and other revenues by the Company's leasing entity and expendable supply sales declined approximately $250,000.

Revenues From Rental Operations
- - - -------------------------------

Revenues from rental operations were $3,249,000 for the second quarter of fiscal 1996 compared to $3,010,000 for the same period last year, an increase of $239,000 or 7.9%. Equipment rentals at Hollywood Rental Co., Inc., increased to approximately $3,038,000 or an increase of approximately $328,000 or 12.0% from approximately $2,710,000 in the same period last year. Offsetting the increase in rental revenues was a decline of approximately $114,000 in disposal of rental assets and other services from approximately $185,000 in fiscal 1995 to approximately $71,000 in fiscal 1996. In addition, revenues from Matthews Studio Electronics, Inc., declined from approximately $128,000 in fiscal 1995 to approximately $96,000 in fiscal 1996 primarily due to the termination of the minority partnership agreement in effect in previous years. Since the fourth quarter of fiscal 1995, approximately 30% of Electronics rental revenues have been recorded by the Company's previous partner.

Gross Profit - Sales
- - - --------------------

Gross profit as a percentage of sales was approximately 35.0% for the second quarter of fiscal 1996 compared to approximately 41.0% for the same period in fiscal 1995. The decline is partially attributable to the decline of broker sales by the leasing entity which carried a 100% margin. Gross profit excluding broker sales was approximately 38.5% for the second quarter of fiscal 1995. In addition, increases in certain overhead expenditures and depreciation expense contributed to lower margins.

Gross Profit - Rental
- - - ---------------------

Gross profit as a percentage of rental revenues was approximately 43.3% for the second quarter of fiscal 1996 compared to 38.8% in fiscal 1995. The increase in gross profit is mainly due to an increase in the equipment rental revenue base resulting in lower fixed operating costs as a percent of sales and decreased labor costs of approximately $89,000 due to efficiencies in handling customer orders, offset by an increase of $94,000 in depreciation expense from new equipment purchases.

Selling, General and Administrative
- - - -----------------------------------

Selling, general and administrative expenses were $2,018,000 in the second quarter of fiscal 1996 compared to $2,031,000 for the same period in fiscal 1995. As a percent of sales, selling, general and administrative expenses were 29.8% for the second quarter of fiscal 1996 compared to 28.7% for the same period in fiscal 1995, an increase of 1.1%.

Minority Interest
- - - -----------------

There was no minority interest expense in fiscal 1996 as the partnership was terminated in fiscal 1995.

Interest
- - - --------

Interest decreased to $476,000 in the second quarter of fiscal 1996 compared to $499,000 in the second quarter of fiscal 1995. The decrease in interest costs is primarily due to $50,000 of lower loan fee amortization costs and higher interest income somewhat offset by higher interest charges on increased debt of approximately $3,223,000.


Six-Month Period ended March 31, 1996 and March 31, 1995
- - - --------------------------------------------------------

Net Product Sales
- - - -----------------

Net equipment and supply sales were $6,697,000 for the first six months of fiscal 1996, a decrease of $889,000 or 11.7% from $7,586,000 for the first six months of fiscal 1995. Approximately $291,000 of the decrease is due to the decline in broker sales by the Company's leasing entity. In addition, equipment sales declined to $4,856,000, a decline of approximately $162,000 or 3.2% from $5,019,000 for the first six months of 1995, and sales of expendable supplies were down approximately $385,000 from the same period last year.


Revenues From Rental Operations
- - - -------------------------------

Revenues from rental operations were $6,434,000 for the first six months of fiscal 1996 compared to $6,148,000 for the same period last year, an increase of $286,000 or 4.7%. Equipment rentals at Hollywood Rental Co., Inc., increased to approximately $6,006,000 or an increase of approximately $558,000 or 10.2% from approximately $5,448,000 in the same period last year. In addition, rental revenues from Matthews Studio Electronics, Inc., declined from approximately $455,000 in fiscal 1995 to approximately $230,000 in fiscal 1996 primarily due to the termination of the minority partnership agreement in effect in previous years. Since the fourth quarter of fiscal 1995, approximately 30% of Electronics rental revenues have been recorded by the Company's previous partner.


Gross Profit - Sales
- - - --------------------

Gross profit as a percentage of sales was approximately 36.0% for the first six months of fiscal 1996 compared to approximately 39.9% for the same period in fiscal 1995. The decline is attributable to the decline of broker sales by the leasing entity which carried a 100% margin. Gross profit excluding broker sales was approximately 36.3% for the first six months of fiscal 1995.

Gross Profit - Rental
- - - ---------------------

Gross profit as a percentage of rental revenues was approximately 43.5% compared to 41.4% in fiscal 1995. The increase in gross profit is mainly due to the benefit of spreading fixed operating costs over a higher revenue base, in addition to decreased labor costs of approximately $150,000 due to efficiencies in handling customer orders, yet offset by an increase of $220,000 in depreciation expense from new equipment purchases during the past fiscal year.


Selling, General and Administrative
- - - -----------------------------------

Selling, general and administrative expenses were $3,854,000 in the first six months of fiscal 1996 compared to $3,822,000 for the same period in fiscal 1995. As a percent of sales, selling, general and administrative expenses were 29.4% for the first six months of fiscal 1996 compared to 27.8% for the same period in fiscal 1995, an increase of 1.6%.


Interest
- - - --------

Interest increased to $999,000 in the first six months of fiscal 1996 compared to $955,000 in the first six months of fiscal 1995. The increase in interest costs is primarily due to increased debt of approximately $3,223,000 partially offset by $98,000 of lower loan fee amortization costs.


Liquidity and Capital Resources
- - - -------------------------------

During the six months ended March 31, 1996, the Company financed its operations from internally generated cash flow and bank borrowings.

Working capital was $7,602,000 at March 31, 1996 compared to $7,872,000 at September 30, 1995.

During the first six months of fiscal 1996, the Company generated cash from operating activities of $2,496,000. The major contributors to cash from operating activities were earnings before depreciation and amortization, reduction (collection) of accounts receivable of $290,000 and income tax refunds of $295,000. Partially offsetting the major contributors to cash from operating activities was a decrease in trade accounts payable of $200,000.

The Company primarily utilized cash from operating activities of $2,496,000, augmented by additional borrowings from the Company's bank line of $1,068,000, to finance the acquisition of capital equipment. The major components of the asset additions were equipment for the Company's rental operations of approximately $2,106,000, and equipment acquisition cost for the Seattle marketing center (See Note 8) of approximately $768,000.

PART II.  OTHER INFORMATION

Items 1 through 5 are not applicable.

Item 6. Exhibits and Reports on Form 8-K

          (a)   The following exhibits are filed herewith:

                   11.1   Amendment No. 1 to Purchase Agreement

                   11.2   Amendment No. 1 to Stockholders' Agreement

                   11.3   Amendment No. 1 to Common Stock Purchase Warrant

                   11.4   $4,900,000 Senior Subordinated Note

                   11.5   $100,000 Senior Subordinated Note

                   11.6   First Amendment to Employment Agreement with Carlos
                          D. DeMattos

                   11.7 First Amendment to Employment Agreement with Edward Phillips

                   11.8   Letter issued by NASDAQ

                   27     Financial Data Schedule

          (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q for the period ending March 31, 1996, to be signed on its behalf by the undersigned hereunto duly authorized.

                                    MATTHEWS STUDIO EQUIPMENT GROUP
                                               (Registrant)


Date: April 14, 1996                By:       John D. Murray
                                    --------------------------------
                                              John D. Murray
                                         Executive Vice President
                                        and Chief Financial Officer