Form 10-Q
period 1996-06-30
MATTHEWS STUDIO EQUIPMENT GROUP
filed 1996-08-12
CIK 855575

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                    (MARK ONE)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period ended JUNE 30, 1996
                                          -------------

                                    or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from __________ to _____________

Commission file number 0-18102
                       -------

                        MATTHEWS STUDIO EQUIPMENT GROUP
                        -------------------------------
            (Exact name of registrant as specified in its charter)

                   CALIFORNIA                         95-1447751
           -----------------------------------------------------------
           (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization          Identification No.)

         2405 EMPIRE AVENUE, BURBANK, CA                    91504-3399
      -------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)

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

                             Yes   X    No
                                 -----     -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. COMMON STOCK, NO PAR VALUE -
                                                 ----------------------------
10,331,591 SHARES AS OF JULY 31, 1996.
- -------------------------------------

Part I.  Financial Information



               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                               ($ in thousands)

                                                        June 30,      September 30,
                                                          1996            1995
                                                        --------      ------------
                                                       (Unaudited)       (Note)
ASSETS:
Current Assets:
   Cash and cash equivalents                            $   406         $   438
   Accounts receivable less allowances of June 30,
      1996: $373 and September 30, 1995: $297             4,567           4,039
   Current portion of net investment in leases              843             979
   Inventories                                            4,512           4,556
   Prepaid expenses and other current assets                839             922
                                                        -------         -------
         Total current assets                            11,167          10,934

Property and equipment less accumulated
   depreciation and amortization of June 30, 1996:
   $16,609 and September 30, 1995: $14,785               19,815          17,226
Investment in leases, less current portion                  975           1,376
Other assets                                              1,075           1,167
                                                        -------         -------
         Total assets                                   $33,032         $30,703
                                                        =======         =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                     $ 2,487         $ 1,569
   Accrued liabilities                                    1,471           1,080
   Current portion of long-term debt and capital
      lease obligations                                     312             413
   Income taxes payable                                     108
                                                        -------         -------
         Total current liabilities                        4,378           3,062

Long-term debt and capital leases                        18,130          17,664
Deferred income taxes                                     1,923           1,923

Common stock                                              5,585           5,567
Preferred stock                                             -               -
Retained earnings                                         3,016           2,487
                                                        -------         -------
         Total shareholders' equity                       8,601           8,054
                                                        -------         -------

         Total liabilities and shareholders' equity     $33,032         $30,703
                                                        =======         =======

Note: The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes.

- -------------------------------------------------------------------------------

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                    ($ in thousands, except per share data)


                                         Three Months Ended        Nine Months Ended
                                              June 30,                   June 30,

                                          1996         1995         1996        1995
                                         ------       ------       ------      ------
Net product sales                        $ 4,721      $3,886       $11,418     $11,572
Revenues from rental operations            3,376       3,289         9,810       9,337
                                         -------      ------       -------     -------
                                           8,097       7,175        21,228      20,909

Costs and expenses:

  Cost of sales                            3,065       2,522         7,261       7,182
  Cost of rental operations                1,878       1,961         5,605       5,441
                                         -------      ------       -------     -------
                                           4,943       4,483        12,866      12,623


  Gross profit                             3,154       2,692         8,362       8,286

Selling, general and administrative        2,337       2,047         6,191       5,869
Minority interest                                         29                        92
Interest                                     519         502         1,518       1,460
                                         -------      ------       -------     -------


  Total expenses                           2,856       2,578         7,709       7,421


Income before income taxes                   298         114           653         865
Provision for taxes                           54          60           125         346
                                         -------      ------       -------     -------

  Net income                             $   244      $   54       $   528     $   519
                                         =======      ======       =======     =======
Earnings per common share                  $0.02       $0.01         $0.05       $0.05
                                         =======      ======       =======     =======

Weighted average number of
  common shares outstanding               10,330      10,314        10,324      10,314

See accompanying notes.

- -------------------------------------------------------------------------------

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                               ($ in thousands)


                                                                  Nine Months Ended June 30,

                                                                  1996                1995
                                                               --------            ---------
Operating activities:
Net income                                                     $    528            $    519
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Provision for doubtful accounts                                 136                 226
    Depreciation and amortization                                 2,307               2,138
    Minority interest                                                                    92
    Gain on sale of assets                                         (157)               (189)
    Changes in operating assets and liabilities:
      Accounts receivable                                          (664)             (1,034)
      Inventory                                                      44                  61
      Net investment in leases                                      537                 302
      Prepaids and other assets                                     (78)               (514)
      Income tax refund receivable                                  252
      Accounts payable and accrued liabilities                    1,309              (1,394)
      Income taxes payable                                          108                 327
                                                               --------            --------

Net cash provided by (used in) operating activities               4,322                 534

Investing activities:
Purchase of property and equipment                               (5,405)             (3,064)
Proceeds from sale of property and equipment                        553                 918
                                                               --------            --------

Net cash used in investing activities                            (4,852)             (2,146)

Financing activities:
Proceeds from exercise of stock options                              18
Proceeds from borrowings                                         22,906              20,311
Repayment of borrowings                                         (22,426)            (19,184)
Payments to minority interest                                                          (240)
                                                               --------            --------

Net cash provided by financing activities                           498                 887

Net decrease in cash and cash equivalents                           (32)               (725)

Cash and cash equivalents at beginning of period                    438                 735
                                                               --------            --------

Cash and cash equivalents at end of period                     $    406            $     10
                                                               ========            ========

See accompanying notes.

- -------------------------------------------------------------------------------

                                     INDEX

                MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - June 30, 1996 and September 30, 1995

         Condensed consolidated statements of income - Three months ended June 30, 1996 and 1995: Nine months ended June 30, 1996 and 1995

         Condensed consolidated statements of cash flows - Nine months ended June 30, 1996 and 1995

         Notes to condensed consolidated financial statements - June 30, 1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

                MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1.   Presentation

The accompanying unaudited condensed consolidated financial statements of Matthews Studio Equipment Group and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1996, due to fluctuations in film production activities. For further information refer to the consolidated financial statements and footnotes thereto included in the Matthews Studio Equipment Group's annual report on Form 10-K for the year ended September 30, 1995.

Certain prior year amounts have been reclassified to conform to the current year presentation.


2.   Per Share Data

Earnings per common share is based on the weighted average number of common shares outstanding. The dilution from common stock equivalents is less than three percent and is therefore excluded from the calculation of earnings per common share.


3.   Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market.


4.   Long-Lived Assets

Long-lived assets used in operations are reviewed periodically to determine that the carrying values are not impaired and if indicators of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded.


5.   Long-Term Debt


The Chemical Bank Revolving Credit Facility
- -------------------------------------------

During fiscal 1995, The Company entered into an agreement for a senior secured revolving credit facility with Chemical Bank (the "Facility.") At June 30, 1996, the Company had an outstanding balance of $13,089,000 and had approximately $3,800,000, available under the Facility. The Company obtained a waiver from Chemical Bank relating to a covenant, stating a maximum ratio related to debt, which was exceeded at an interim period in fiscal 1996. The Company however, was in compliance with all covenants in the credit agreement during the quarter ended June 30, 1996.

                MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                             (Unaudited)-Continued


5.   Long-Term Debt (continued)

The ING Equity Partners, L.P.I Senior Subordinated Promissory Note
- ------------------------------------------------------------------

In July 1995, the Company entered into a purchase agreement (the "Purchase Agreement") with ING Equity Partners, L.P.I ("ING"), pursuant to which the Company sold to ING for a total purchase price of $5 million (i) its senior subordinated promissory note in the principal amount of $5 million, bearing interest at an initial rate of 10% per annum (the "Subordinated Note"), (ii) a common stock purchase warrant (the "ING Warrant") entitling ING to purchase 2,322,464 of the Company's outstanding shares of common stock at an initial purchase price per share of $2.50 and having certain antidilutive rights and
(iii) a share of preferred stock of the Company entitling ING to voting rights with respect to the number of shares underlying the ING Warrant.

During the quarter ended June 30, 1996, the Subordinated Note with ING was amended, and replaced with two subordinated notes, a $100,000 subordinated note with a due date of July 27, 2005, and a $4,900,000 subordinated note with a due date of July 27, 2000, which may also be extended to July 27, 2005 at the discretion of ING. The other terms and conditions of the new subordinated notes are unchanged from the terms and conditions of the original Subordinated Note.

In addition, during the quarter ended June 30, 1996, the Purchase Agreement with ING and the ING Warrant were amended to place certain limits on the number of shares of the Company's Common Stock which may be purchased under the ING Warrant, and to amend the voting rights of the preferred stock issued by the Company to ING so as not to have the right to vote until there has been a default under the Purchase Agreement.


6.   Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effective income tax rate is 20% for the current quarter and for the first nine months of this fiscal year versus approximately 40% for the same periods of the prior year. The lower rate for this year is primarily attributable to the utilization of net operating loss and alternative minimum tax credit carryforwards.


7.   Stock Options

During the nine months ended June 30, 1996, 17,000 shares of common stock were issued upon the exercise of stock options.


8.   Other Information

The Company continued its strategic expansion program by acquiring certain assets of DR&A, Inc., for $270,000 on June 27, 1996. Concurrently, the Company entered into an equipment management, marketing and revenue sharing agreement with DR&A, Inc., which is a privately held rental and post-production company in Nashville, Tennessee.

During the first quarter of fiscal 1996, the Company expanded its rental markets by completing similar arrangements with Jonas Jensen Studios, Inc., located in Seattle, Washington. Jonas Jensen Studios, Inc., thereby became the only studio in the Seattle region capable of servicing the major post-production work necessary for TV commercials or full-length feature movie productions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

Overview
- --------

In the last quarter of fiscal 1995, the Company successfully restructured its long-term debt which has provided capital for expansion and to increase its rental equipment inventory. The increase in rental equipment inventory has resulted in a decrease in the Company's subrental costs. The Company also experienced an increase in product sales during the third quarter of fiscal 1996, which was primarily due to concentrated marketing efforts in certain product lines.


Three-Month Period ended June 30, 1996 and June 30, 1995
- --------------------------------------------------------


Net Product Sales
- -----------------

Net equipment and supply sales were $4,721,000 for the third quarter of fiscal 1996, an increase of $835,000 or 21.5% from $3,886,000, for the third quarter of fiscal 1995. Sales of production equipment and accessories for lighting support, camera support, lighting control and equipment sales to the retail industry ("Equipment sales") increased to $3,689,000, an increase of $826,000 or 28.9% from $2,863,000, in fiscal 1995. The increase was primarily attributable to higher sales in certain product lines resulting from concentrated marketing efforts.



Revenues From Rental Operations
- -------------------------------

Revenues from rental operations were $3,376,000 for the third quarter of fiscal 1996, compared to $3,289,000 for the same period last year, an increase of $87,000 or 2.6%. Production equipment rentals, primarily of lighting, grip, power generators and trucks ("Equipment rentals"), increased to approximately $3,289,000, an increase of $130,000 or 4.1% from approximately $3,159,000, in the same period last year. This increase is mainly due to availability of additional rental equipment purchased during the year.



Gross Profit - Sales
- --------------------

Gross profit as a percentage of sales held at approximately 35.1% for the third quarter of fiscal 1996 and 1995.


Gross Profit - Rental
- ---------------------

Gross profit as a percentage of rental revenues was approximately 44.4% for the third quarter of fiscal 1996 compared to 40.4% in fiscal 1995. The increase in gross profit is mainly due to the addition of equipment to the Company's Equipment rental inventory which resulted in a decrease in subrental costs in the Equipment rental business of approximately $251,000. This increase was somewhat offset by an increase of $59,000, in depreciation expense from new equipment purchases.



Selling, General and Administrative
- -----------------------------------

Selling, general and administrative expenses were $2,337,000 in the third quarter of fiscal 1996 compared to $2,047,000 for the same period in fiscal 1995. As a percent of sales, selling, general and administrative expenses were 28.9% for the third quarter of fiscal 1996 compared to 28.5% for the same period in fiscal 1995. The dollar increase was due mainly to higher payroll, sales commission and bonus expenses.

Minority Interest
- -----------------

There was no minority interest expense in fiscal 1996 due to the termination of a partnership agreement.



Interest
- --------

Interest increased to $519,000 in the third quarter of fiscal 1996 from $502,000 in the third quarter of fiscal 1995. The increase in interest costs is primarily due to an increase of approximately $5,045,000 in outstanding principal amount of long-term debt. This increase however, was somewhat offset by lower interest rates and $37,000 of lower loan fee amortization costs.



Nine-Month Period ended June 30, 1996 and June 30, 1995
- -------------------------------------------------------


Net Product Sales
- -----------------

Net equipment and supply sales decreased slightly to $11,418,000 for the first nine months of fiscal 1996, compared to $11,572,000 for the first nine months of fiscal 1995. Sales of expendable supplies decreased by approximately $407,000, broker revenue decreased by $241,000 and used equipment sales also declined by $85,000, compared to the first nine months of 1995. These decreases were somewhat offset by Equipment sales which increased to $8,546,000 for the first nine months of fiscal 1996, an increase of $662,000 or 8.4% from $7,884,000, for the same period last year. The increase in Equipment sales is attributable to concentrated marketing efforts.



Revenues From Rental Operations
- -------------------------------

Revenues from rental operations were $9,810,000 for the first nine months of fiscal 1996, compared to $9,337,000 for the same period last year, an increase of $473,000 or 5.1%. Equipment rentals increased to approximately $9,491,000, an increase of $478,000 or 5.3% from approximately $9,013,000, in the same period last year. The increase was primarily due to the addition of equipment to the Company's rental inventory base, and new marketing center (See Note 8), which have permitted the Company to increase its Equipment rental revenues.



Gross Profit - Sales
- --------------------

Gross profit as a percentage of sales was approximately 36.4% for the first nine months of fiscal 1996, compared to approximately 37.9% for the same period in fiscal 1995. The decline is attributable to the discontinuance of broker sales by the leasing entity.



Gross Profit - Rental
- ---------------------

Gross profit as a percentage of rental revenues was approximately 42.9% for the first nine months of fiscal 1996, compared to 41.7% in fiscal 1995. The increase in gross profit is mainly due to the benefit of spreading fixed operating costs over a higher revenue base, in addition to a decrease in subrental costs of $235,000 and in labor costs of approximately $116,000 due to efficiencies in handling customer orders. The increase in gross profit however, was partially offset by an increase of $433,000 in depreciation expense from new equipment purchases during the past year.

Selling, General and Administrative
- -----------------------------------

Selling, general and administrative expenses were $6,191,000 for the first nine months of fiscal 1996, compared to $5,869,000 for the same period in fiscal 1995. As a percent of sales, selling, general and administrative expenses were 29.2% for the first nine months of fiscal 1996, compared to 28.1% for the same period in fiscal 1995. The increase was due mainly to higher professional fees, payroll, sales commission and bonus expenses.



Interest
- --------

Interest increased to $1,518,000 for the first nine months of fiscal 1996, compared to $1,460,000 in the first nine months of fiscal 1995. The increase in interest costs is primarily due to an increase in the outstanding principal amount of debt. This increase however, is partially offset by lower interest rates and $135,000 of lower loan fee amortization costs.



Liquidity and Capital Resources
- -------------------------------

During the nine months ended June 30, 1996, the Company financed its operations from internally generated cash flow and bank borrowings.


Working capital was $6,789,000 at June 30, 1996 compared to $7,872,000 at September 30, 1995.


During the first nine months of fiscal 1996, the Company generated cash from operating activities of $4,322,000. The major contributors to cash from operating activities were earnings before depreciation and amortization of $2,835,000, increased accounts payable and accrued liabilities of $1,309,000, collections from investments in leases of $407,000 and income tax refunds of $252,000. Partially offsetting the major contributors to cash from operating activities was an increase in trade accounts receivable of $664,000.


The Company primarily utilized cash from operating activities of $4,322,000, augmented by additional borrowings from the Company's bank line of $566,000, to finance the acquisition of capital equipment. The major components of the asset additions were equipment for the Company's Equipment rental operations of approximately $2,897,000, and equipment acquisition costs for the expansion of marketing centers in Seattle, Washington and Nashville, Tennessee (See Note 8) of approximately $1,143,000.


During the next twelve months, the Company expects to purchase new capital equipment to allow its operations to be more efficient, support growth and to minimize the subrental of equipment necessary to meet customer orders. The Company expects to finance its capital program through a combination of cash generated from operations and additional borrowings under its line of credit with the bank. The Company believes it has sufficient funds from operations and bank borrowings to meet its anticipated requirements for working capital during the next twelve months.

PART II.  OTHER INFORMATION

Items 1 through 5 are not applicable.

Item 6.   Exhibits and Reports on Form 8-K

             (a)   The following exhibits are filed herewith:


                     27   Financial Data Schedule


             (b) The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q for the period ending June 30, 1996, to be signed on its behalf by the undersigned hereunto duly authorized.



                                       MATTHEWS STUDIO EQUIPMENT GROUP
                                                (Registrant)



Date: August 12, 1996                  By:  /s/ Gary Borman
                                       --------------------------------
                                               Gary Borman
                                          Corporate Controller