Form 10-K405
period 1996-09-30
MATTHEWS STUDIO EQUIPMENT GROUP
filed 1996-12-30
CIK 855575

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996      Commission file number 0-18102

                        MATTHEWS STUDIO EQUIPMENT GROUP
                        -------------------------------
            (Exact name of registrant as specified in its charter)
            ------------------------------------------------------

                CALIFORNIA                           95-1447751
          -----------------------------------------------------------
            (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)        Identification No.)

                 2405 EMPIRE AVENUE, BURBANK, CA        91504-3399
            ------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                                (818) 843-6715
                                --------------
              (Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK



                           ------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. Yes [X]   No [_]

At December 13, 1996, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $11,148,000. On December 13, 1996, Registrant's outstanding voting stock consisted of 10,331,591 shares of Common Stock, each no par value.

================================================================================

                               TABLE OF CONTENTS


                                                                                                      PAGE
                                                                                                      ----
                                    PART I

Item 1.      BUSINESS...............................................................................     1

Item 2.      PROPERTIES.............................................................................     4

Item 3.      LEGAL PROCEEDINGS......................................................................     4

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................     4

                                    PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS....................................................................     5

Item 6.      SELECTED FINANCIAL DATA................................................................     5

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS....................................................     6

Item 8.      FINANCIAL STATEMENTS...................................................................    12

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE.................................................    12

                                    PART III

Item 10.     DIRECTORS; EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
             ACT ...................................................................................    13

Item 11.     EXECUTIVE COMPENSATION.................................................................    16

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.............................................................................    18

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................    20

                                    PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K............................................................................    21

SIGNATURES..........................................................................................    22

INDEX TO FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS'
REPORT..............................................................................................   F-1

                                    PART I

ITEM 1.  BUSINESS

Matthews Studio Equipment Group (the "Company") designs, manufactures, sells, distributes, leases and rents essential production equipment, other than cameras, to the motion picture, television, video and photography industries. The Company provides, as a single source, the necessary production equipment which is otherwise only available by using many different suppliers. The Company supplies such equipment as lights, grip lighting supports, a complete line of grip accessories to control lighting, grip camera supports, camera mounts, tripods, pedestals, fluid heads, camera dollies, portable and foldable camera cranes, power generators and production trucks and its patented electronic Cam-Remote(R) and Mini-Mote(R)C.A.T.(R) Systems.

The Company believes that it plays a significant role in the entertainment industry by providing a "one-stop" source for production equipment. The Company's manufactured products are distributed worldwide by its sales force and by independent dealers and distributors located in North America, Europe, Asia and South America. The Company has won a number of awards for its manufactured products, including two technical achievement awards from the Academy of Motion Picture Arts and Sciences in March 1983 and March 1985 and one from the Academy of Television Arts and Sciences in September 1989.

FORM AND YEAR OF ORGANIZATION

The Company was incorporated in California in May 1958. In February 1989, it changed its corporate name from Captech, Inc. to its present name after a reverse acquisition (exchange of stock and pooling) with Matthews Studio Equipment, Inc., a California corporation incorporated in January 1970, which is now a wholly owned subsidiary of the Company.

PRODUCTS

EQUIPMENT AND ACCESSORIES FOR LIGHTING SUPPORT, CAMERA SUPPORT AND LIGHTING CONTROL. Matthews Studio Equipment, Inc. ("Studio Equipment"), a wholly owned subsidiary of the Company, designs and manufactures grip lighting supports, grip accessories and accessories to control lighting, grip camera supports, camera mounts, tripods, pedestals, fluid heads, camera dollies, portable and foldable camera cranes, equipment and accessories that are used in the production of motion pictures, television and video programs, still photography, theatrical productions and certain retail applications. All of Studio Equipment's products are sold under the "Matthews/TM/" trademark. Sales of these products by Studio Equipment accounted for approximately 38.0% of the Company's revenues in fiscal 1996.

RENTAL EQUIPMENT. Hollywood Rental Co., Inc. ("HRC"), a wholly owned subsidiary of the Company, supplies the motion picture and television industry with a diverse range of production equipment, specializing in lighting and grip equipment, power generators and production trucks. The Company maintains vans and medium size trucks, preloaded with equipment which the Company believes will meet the needs of customers when working in rented studio sound stages, at nearby locations away from the studio, or at remote locations. These rentals vary from short periods of time to the complete duration of the filming of a feature film or television series. The Company's larger tractors/trailers are equipped with large generators capable of supplying the total power required by feature film productions while on location. HRC generally issues its invoices for these rentals weekly. The lessee is typically responsible for the loss, damage or destruction, whether by fire, other casualty or accident, of such equipment, and in the event of damage, the lessee also ordinarily agrees to pay the accrued rental plus the cost of necessary repairs. HRC's usual procedure is to require each of its lessees to furnish a certificate of insurance providing for comprehensive coverage, including liability, injury and property damage.

In fiscal 1996, the Company commenced long-term equipment management and marketing arrangements ("Marketing Center") with Seattle-based Jonas Jensen Studios, Inc. and Nashville-based D R & A, Inc. For each Marketing Center arrangement completed in fiscal 1996, the Company acquired the production equipment of the independent dealer and added other production equipment to such inventory, to create a mix of equipment more capable of fully servicing the needs of customers. The augmented inventory is then managed by the independent dealer at its business, and the Company is entitled to a specified percentage of the gross revenues from rentals (as defined in the Marketing Center agreements) of this equipment. Both of these independent dealers, Jonas Jensen Studios, Inc. and D R & A, Inc., were established providers of (production) rental equipment and/or post-production and studio facilities with long business relationships with the Company prior to commencement of these arrangements. The independent dealer is generally responsible for the loss, damage or destruction, whether by fire, other casualty or accident, of the Company's equipment. These arrangements will continue unless cancelled by the Company or the independent dealer, with the Company having the right to cancel if a specified annual rental minimum is not met.

HRC's rental activities accounted for approximately 45.4% of the Company's revenues in fiscal 1996.

PRODUCTION SUPPLIES AND PRODUCTS. As part of its goal to be a full service, one-source supplier to the entertainment industry, the Company sells many different supplies which are generally consumed in the production process.
These include art and cleaning products, hardware and tools, light bulbs, tape, paint, gels, lubricants, lumber and other miscellaneous items. These items are sold chiefly as an adjunct of equipment rentals at the Company's facilities in Sun Valley, California, and Charlotte, North Carolina. During fiscal 1996, the Company began to explore consignment arrangements for these supplies, with the first consignment having been concluded with Seattle-based Jonas Jensen Studios, Inc. Sales of these supplies were not significant to the Company's revenues in fiscal 1996. Sales from supplies accounted for approximately 11.3% of the Company's revenues in fiscal 1996.

CAM-REMOTE(R) AND MINI-MOTE(R) C.A.T.(R) SYSTEMS ("SYSTEMS"). Prior to October 1, 1994, Matthews Studio Electronics, Inc., a wholly owned subsidiary of the Company ("Studio Electronics"), conducted its business in partnership with E. F. Nettmann & Associates, Inc. ("Nettmann") under an exclusive license and exclusive right of first refusal whose term expires January 31, 2014, to market all such Systems and subsequent inventions conceived and designed by Nettmann (the "License"). At October 1, 1994, the partnership was dissolved and the assets were distributed to the partners in accordance with their partnership interests. Since October 1, 1994, the assets distributed to and owned by the Company are being marketed and managed by Nettmann pursuant to the License (which continues) and under a management agreement between Nettmann and Studio Electronics ("Management Agreement"). Future units of such Systems will continue to be designed and manufactured for Studio Electronics by Nettmann under the Management Agreement. Nettmann's president and principal shareholder is Ernst F. Nettmann, who is a director of the Company. See Item 13, Certain Relationships and Related Transactions.

The Systems utilize state of the art electronic circuitry to duplicate delicate hand motions and enable the operator remotely to pan, tilt, zoom and focus any film or video camera. By controlling the camera remotely, a cameraman may film from more effective vantage points or from positions that would be more difficult or dangerous with conventional equipment. The Systems are rented directly to Southern California area production companies, to promoters of special events, and sports broadcasters. For productions and broadcasts outside of Southern California, the Systems are provided through independent leasing agents and dealers who lease the Systems from the Company for periods generally from two to five years. In fiscal 1996, the Company also commenced to market and sell the Mini-Mote(R) C.A.T.(R) Systems. Revenues from the aggregate of these activities accounted for approximately 4.0% of the Company's revenues in fiscal 1996.

EQUIPMENT LEASING. Matthews Acceptance Corporation ("MAC"), a wholly owned subsidiary of the Company, was engaged in the leasing of equipment manufactured by the Company on a long term basis. After Company equipment is selected by a credit worthy lessee, MAC purchases and rents same to the lessee. During fiscal 1996, management decided that the Company's resources are better utilized for rental and manufacturing activities rather than equipment leasing and, accordingly, no further leases were made by the Company during fiscal 1996. At September 30, 1996, the MAC portfolio of leases consisted of 23 leases and represented approximately $1,317,000 of lease receivables. Revenues from this lease segment represented less than 1% of the Company's revenues in fiscal 1996.

SALES AND MARKETING

The Company's manufactured equipment (other than the Systems) is sold through sales representatives employed by the Company. The Company also has authorized independent dealers in North America, Europe, Asia and South America. These independent dealers purchase the Company's products for sale or lease to their customers. The Company also has an independent commercial sales representative for the still photography industry. The Company's rental equipment is rented through representatives employed by the Company, and by the Marketing Centers. The Company's Cam-Remote(R) and Mini-Mote(R) C.A.T.(R) Systems are rented by the Company's representatives and by independent dealers in North America, Europe and Asia. The Company supplies its manufactured and rental equipment to a wide range of customers. No one customer accounted for more than 10% of the Company's annual sales revenues or annual rental revenues.

MANUFACTURING AND SUPPLIERS

The Company purchases raw materials, components, products and services as required from numerous suppliers, no one of which accounted for more than 10% of the Company's annual purchases. The Company believes that there are adequate alternative sources of supply at commercially reasonable rates for all products, materials and services required by its operations.

COMPETITION

The Company competes with numerous manufacturers, distributors, equipment rental companies and suppliers of production equipment for commercial use. The Company believes that some of these entities are larger and better capitalized than the Company. The Company also competes with numerous small rental and equipment sellers. The principal competitive factors in the industries serviced by the Company are product quality, product availability, product support services, innovation and pricing.

The technology for remote, electronically controlled camera operating systems is continually developing. It is difficult to predict how these developments will affect the sales and rentals of the Company's Cam-Remote(R) and Mini-Mote(R) C.A.T.(R) Systems in the future. Although no assurance can be given, the Company believes that its expertise in the area of remote, electronically controlled equipment for film and television camera operation will enable the Company to adapt successfully to such technological developments as may occur.

The Company is aware of eight companies which are manufacturing products similar to the Company's foldable camera cranes, seven companies which are manufacturing products similar to the Company's grip lighting and camera support lines and nine companies which are manufacturing remote camera operating systems that have features similar to the Company's Cam-Remote(R) and Mini-Mote(R) C.A.T.(R) Systems. In addition to the seven major studios located in Southern California, the Company is aware of six non-studio independent production equipment rental companies which are its principal competitors in the Southern California rental market.

The Company believes that its domestic and international marketing network and the quality of its manufactured products allow it to compete favorably in each of its business segments. The Company believes that the quality and quantity of its production equipment rental inventory coupled with the Company's reputation for reliability, versatility, performance and competitive pricing will provide the Company with a continuing competitive edge in the production and supply of equipment for commercial use by the entertainment production equipment rental supply business, the entertainment production industry and the still photography industry.

PATENTS, TRADEMARKS, AND LICENSES

While the Company has procured a number of trademarks for its manufactured products, and one patent related to its Cam-Remote(R) System, the Company's business is not dependent on such protection.

EMPLOYEES

The Company had approximately 207 employees at September 30, 1996 (191 full time and 16 part-time). The Company is not a party to any collective bargaining agreements and its employees are not represented by a labor union.

ITEM 2. PROPERTIES

The Company's principal offices and its manufacturing, design and warehouse facilities are located in Burbank, California, totalling approximately 68,000 square feet in five separate but adjacent buildings.

Three such buildings, accounting for approximately 50,000 square feet, are leased under a master lease with PDM, a general partnership whose sole partners are Carlos D. De Mattos, the Chairman of the Board, President and Chief Financial Officer of the Company, and Edward Phillips, a director of the Company and President of Studio Equipment. During fiscal 1995, the Company and PDM agreed to cancel the then in effect master lease (which would have expired December 31, 1996), and entered into the current master lease with PDM. For purposes of this lease negotiation, the Company acted through and by its directors and executive officers other than Carlos D. De Mattos and Edward Phillips. Rent payable under the current master lease represents the averaging of lease payments that remained under the prior lease (i.e., 15 months at $1.23 per square foot) with lease payments for 36 months at $0.62 per square foot (which was at the time of such negotiations the prevailing rental rate for like property in the Burbank area). The average resulting rent for the entire 51-month period is $0.80 per square foot, and is the rental due to PDM under the current master lease, which commenced October 1, 1995 and will expire December 31, 1999.

The Company also has the option to extend the term of the current master lease with PDM.

In addition, the Company leases from unrelated parties an aggregate of approximately 104,000 square feet of sales office, warehouse and showroom space in Burbank, Hollywood and Sun Valley, California, and in Charlotte, North Carolina, at an aggregate monthly rent of approximately $66,000. The Burbank leases expire in 1998; one of the Sun Valley leases has been extended on a short term basis through April 1997; the other Sun Valley lease has been extended on a short term basis through February 1997; and the Charlotte lease expires in 1998. Commencing in January 1997, the Studio Electronics operations will be managed by Nettmann at a facility leased by Nettmann from an unrelated party. The Company will reimburse Nettmann approximately $3,000 per month in rental costs. The Company is currently negotiating for new lease facilities in adjacent areas, and will either obtain additional temporary extensions of the expiring leases, or consolidate its operations as necessary into its Burbank facilities, pending the acquisition of new lease facilities.

ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time named as a defendant in the ordinary course of its business. In the opinion of management, after consultation with outside counsel, there are no outstanding suits or claims that may reasonably result in a material adverse effect on the business, financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is included in the Nasdaq National Market System under the symbol "MATT". As of December 13, 1996, there were 10,331,591 shares of common stock outstanding, held by approximately 244 shareholders of record. The Company believes there are in excess of 1,300 beneficial holders based on its last proxy listing. The following table sets forth the high and low bid prices for the Company's common stock, for the quarterly periods ended as shown:

                                                 (High)     (Low)

                     (Fiscal year 1995)
                           December 31, 1994     3  3/8          2
                           March 31, 1995       1 15/16     1  3/8
                           June 30, 1995        2 15/16     1  5/8
                           September 30, 1995    2  1/2    1 21/32

                     (Fiscal year 1996)
                           December 31, 1995     2  1/8     1  1/2
                           March 31, 1996        2  5/8     1  1/2
                           June 30, 1996        2  3/16     1  7/8
                           September 30, 1996    2  1/8     1  1/2



The quotations for the common stock set forth above represent bid quotations between dealers, do not include retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions and "real time" sale prices. The source of the bid information is Nasdaq.

The Company has never paid dividends and does not expect to declare or pay any dividends in the foreseeable future. The Company's senior credit facility prohibits the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of and for the five years ended September 30, 1996 are derived from the consolidated financial statements of Matthews Studio Equipment Group and acquired entities, which have been audited by Ernst & Young LLP, independent auditors. The data set forth in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Consolidated Financial Statements and the Notes thereto and the other financial information included elsewhere in this Annual Report on Form 10-K.

                            SELECTED FINANCIAL DATA
                     (in thousands, except per share data)

                                                                    1996          1995          1994          1993          1992
                                                                ----------    -----------   ----------    ----------    -----------
Net sales                                                       $   16,079    $   14,554    $   12,482    $   14,132    $   14,397
Rental revenues                                                     14,125        12,797        12,944        11,522        15,780
                                                                ----------    ----------    ----------     ---------    ----------
                                                                    30,204        27,351        25,426        25,654        30,177

Gross profit - sales                                                 5,861         4,562         3,924         4,815         4,479
Gross profit - rental operations                                     6,070         5,301         6,018         5,398         7,867
                                                                ----------    ----------    ----------     ---------    ----------
                                                                    11,931         9,863         9,942        10,213        12,346

Income (loss) before extraordinary item                              1,003           208          (478)         (390)          318
Income (loss) per share before
  extraordinary item                                                  0.10          0.02         (0.05)        (0.04)         0.03

Net income (loss)                                                    1,003        (2,020)         (478)         (390)          318
Net income (loss) per common share                                    0.10         (0.20)        (0.05)        (0.04)         0.03

Cash provided by (used in) operations                           $    4,698    $   (1,168)   $    1,207    $    1,788    $    2,007
Cash used in investing activities                                   (5,789)       (3,177)       (1,160)       (1,511)       (2,950)
Cash provided by (used in) financing
 activities                                                          1,115         4,048           (60)          (33)          936
EBITDA (Footnote 1)                                                  6,043         4,849         2,466         4,250         4,170
Total assets                                                        34,463        30,703        31,223        32,274        25,965
Working captal                                                       7,932         7,872         4,405         2,857         3,810
Net property and equipment                                          20,339        17,226        16,223        16,391        12,577
Long term debt and capital lease
 obligations                                                        18,914        17,664        11,597        10,813         9,453
Shareholders' equity                                                 9,074         8,054         9,893         9,689         8,926


/1/ EBITDA represents earnings before taxes, interest expense, depreciation and amortization. The EBITDA for fiscal 1995 is also before the extraordinary item. The EBITDA for fiscal 1993 is also before the restructuring charge. The Company believes that EBITDA serves as a financial analysis tool for measuring financial information such as liquidity, operating performance and leverage. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flows as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company's business is continuing to evolve to meet the ongoing technological and business changes prevalent in the entertainment production industry, competitive pressures and changes in the resources of the Company. The Company is particularly addressing the need to provide its products and services throughout the United States by developing marketing and distribution relationships in select geographic market places in furtherance of the Company's core businesses.

In the fiscal year ended September 30, 1995, the Company refinanced its operations through a combination of a senior secured revolving credit facility and an issue of senior subordinated debt with warrants to purchase the Company's common stock. At September 30, 1996, the Company's outstanding principal obligations under the credit facility and the long-term subordinated debt were approximately $13,779,000 and $5,000,000, respectively, with all current repayment obligations under such credit facility and subordinated debt having been met.

Revenues from the Company's manufacturing and equipment rental business grew a combined 10.4%, with income before income taxes and extraordinary item having increased by 289%. Capital asset acquisitions made in fiscal 1996 for the Company's equipment rental business permitted the Company to increase rental income revenue and at the same time decrease subrental costs (i.e., costs to rent production equipment from third-parties to meet Company customers' needs). The Company also increased rental revenue from its manufactured equipment by including such manufactured equipment in its equipment rentals. Concentrated marketing efforts on certain higher margin products introduced in fiscal 1995 continued during fiscal 1996, and permitted the Company to increase sales of its manufactured equipment. Industry-wide favorable conditions during fiscal 1996 also permitted the Company to increase its manufacturing and equipment rental revenues generally.


                    Year ended September 30, 1996, compared
                        to year ended September 30, 1995
                        --------------------------------
Net Product Sales

Net equipment and supply sales for fiscal 1996 were $16,079,000, an increase of $1,525,000 or 10.5% from $14,554,000 in fiscal 1995. Equipment sales increased by $978,000 or 8.4% from fiscal 1995, primarily due to continued concentrated marketing efforts on certain higher margin products introduced in fiscal 1996. Partially offsetting the equipment sales increase was an $87,000 decline in sales of used equipment in fiscal 1996 compared to fiscal 1995.

Revenues from Rental Operations

Revenues from rental operations were $14,125,000 in fiscal 1996, an increase of $1,328,000 or 10.4% from $12,797,000 in fiscal 1995. Rental revenues at HRC increased by $1,616,000 to $13,723,000, as compared to $12,107,000 in fiscal 1995. This increase is primarily due to availability of additional rental equipment acquired during fiscal 1996, and industry-wide favorable conditions.

Gross Profit - Sales

Gross profit, as a percentage of sales, was 36.2% in fiscal 1996 as compared to 31.3% in fiscal 1995. Gross profit on equipment sales, as a percentage of sales, increased to 38.9% in fiscal 1996 from 34.9% in fiscal 1995. The increase was primarily due to an 8.4% increase in equipment sales in fiscal 1996, and to increased sales of the Company's higher margin products, which were introduced in fiscal 1995.

Gross Profit - Rental

Gross profit on rental revenues, as a percentage of revenues, was 43.2% in fiscal 1996 as compared to 41.4% in fiscal 1995. HRC's gross profit increased to 42.8%, compared to 41.3% in fiscal 1995. The increase in gross profit percentage was primarily due to increased rental activities, made possible partly from an increase of the Company's rental equipment inventory coupled with a decrease in subrental costs, and partly from industry-wide favorable conditions. As discussed above, the Company made capital asset acquisitions (of rental equipment) in fiscal 1996 which expanded the Company's equipment rental inventory and permitted the Company to decrease subrental costs. The increase in gross profit percentage was partially offset by $365,000 of increased depreciation expenses incurred in connection with additions to the rental equipment inventory.

Selling, General and Administrative

Selling, General and Administrative expenses including provision for doubtful accounts receivable were $8,849,000 in fiscal 1996, an increase of $1,243,000 or 16.3% as compared to $7,606,000 in fiscal 1995. The increase is primarily due to higher payroll, allowance for doubtful accounts receivable, sales commission and bonus expenses, a significant portion of which results from the Company's generally increased business.

Interest

Interest expense for fiscal 1996 was $2,151,000, an increase of $23,000 or 1.0% from $2,128,000 in fiscal 1995. The increase is attributable to increased indebtedness in fiscal 1996 incurred to fund the Company's increased business and for capital asset acquisitions (to increase the Company's rental equipment inventory). This increase, however, was partially offset by lower interest rates and lower loan fee amortization costs. (Loan fee amortization costs were $275,000 in fiscal 1996 as compared to $403,000 in fiscal 1995.) Interest income in fiscal 1996 was $107,000, a decrease of $31,000 from $138,000 in fiscal 1995.

Income Taxes

The Company recognized a provision for income taxes in fiscal 1996 of $35,000 as compared to a provision for income taxes on income before extraordinary item in fiscal 1995 of $59,000. The Company's effective tax rate for fiscal 1996 was 3.4% compared to 22% in fiscal 1995, on income before extraordinary item. The difference between the effective tax rates is primarily attributable to the recognition of net operating loss carryforwards and alternative minimum tax net operating loss carryforwards.



                    Year ended September 30, 1995, compared
                        to year ended September 30, 1994
                        --------------------------------

Net Product Sales

Net equipment and supply sales for fiscal 1995 were $14,554,000, an increase of $2,072,000 or 16.6% from $12,482,000 in fiscal 1994. Equipment sales increased $2,217,000 or 25.0% from fiscal 1994 primarily due to the introduction of new products and expanded marketing activities to sell the new products. Partially offsetting the equipment sales increase was a $188,000 decline in sales of used equipment in fiscal 1995 from $275,000 in fiscal 1994.

Revenues from Rental Operations

Revenues from rental operations were $12,797,000 in fiscal 1995, a decline of $147,000 or 1.1% from $12,944,000 in fiscal 1994. Rental revenues from HRC increased $570,000 to $12,107,000 from $11,537,000 in fiscal 1994. Revenues from Studio Electronics decreased to $690,000 in fiscal 1995 from $1,407,000 in fiscal 1994, a decline of $717,000. The decline in Studio Electronics' revenues is due to the dissolution of the Company's partnership arrangement, and to lower sales of used Studio Electronics assets of approximately $300,000 in fiscal 1995 compared to fiscal 1994.

Gross Profit - Sales

Gross profit, as a percentage of sales, was 31.3% in fiscal 1995 as compared to 31.4% in fiscal 1994. Gross profit on equipment sales, as a percentage of sales, increased to 34.9% in fiscal 1995 from 29.9% in fiscal 1994. The increase was primarily due to a 25% increase in sales which allowed the Company to absorb a higher percentage of labor than in fiscal 1994, and to the introduction of higher margin products in 1995. In fiscal 1995, the Company wrote down the carrying value of its remaining used equipment by $276,000, in order to dispose of it. Gross profit on sales was 32.8% before the write-down, as compared to 31.4% for fiscal 1994. In prior years, the Company had experienced significant fourth quarter write-offs on inventory. Due to improved inventory controls and manufacturing variance analysis, the Company recorded approximately $18,000 in inventory adjustments in the fourth quarter of fiscal 1995.

Gross Profit - Rental

Gross profit on rental revenues, as a percentage of revenues, was 41.4% in fiscal 1995 as compared to 46.5% in fiscal 1994. HRC's gross profit declined to 41.3% compared to 42.7% in fiscal 1994. The decline in gross profit percentage was primarily due to $111,000 of higher cost incurred to rent equipment to meet customer orders, and $181,000 of increased depreciation expenses incurred for additions of new assets to the rental equipment inventory.

Gross profit from Studio Electronics decreased to 43.2% from 75.6% in fiscal 1994. The decrease is primarily due to significantly lower sales of used equipment in fiscal 1995 as compared to fiscal 1994. The decline in margin due to equipment sales was approximately $350,000. Used equipment sales had gross profit associated with them of over 90.0% in fiscal 1994.

Selling, General and Administrative

Selling, General and Administrative expenses including provision for doubtful accounts receivable were $7,606,000 in fiscal 1995, a decrease of $1,830,000 or 19.4% as compared to $9,436,000 in fiscal 1994. The decrease is primarily due to management's decision to write-off certain foreign notes and accounts receivable amounting to $1,515,000 in fiscal 1994, which did not reoccur in fiscal 1995 because of the discontinuance of the Company's United Kingdom subsidiary and the closure of the Company's joint venture in Mexico, as well as the dissolution of the Studio Electronics partnership, which resulted in a decrease in Selling, General and Administrative expenses of $139,000 for fiscal 1995 as compared to fiscal 1994. In addition, professional fees decreased approximately $430,000 partially offset by increased costs of trade shows of $160,000.

Minority Interest

There was no minority interest in fiscal 1995 due to the dissolution of the Studio Electronics partnership.

Interest

Interest expense for fiscal 1995 was $2,128,000 an increase of $826,000 or 63.4% from $1,302,000 in fiscal 1994. The increase is attributable to increased indebtedness in fiscal 1995 incurred to reduce trade payables, refinance the Company's line of credit and to acquire capital assets as well as the effect of increased interest rates in fiscal 1995. Interest income in fiscal 1995 was $138,000, a decrease of $43,000 from $181,000 in fiscal 1994.

Income Taxes

The Company recognized a provision for income taxes on income before extraordinary item in fiscal 1995 of $59,000 as compared to a benefit for income taxes in fiscal 1994 of $415,000. The Company's effective tax rate for fiscal 1995 was 22% compared to 46.5% in fiscal 1994. The decrease in the effective tax rate is primarily attributable to the inability in fiscal 1994 to recognize, for income tax purposes, a write-off of a foreign note receivable, which did not occur in fiscal 1995, and to changes in state income taxes.

Extraordinary Loss on the Extinguishment of Debt

The Company incurred an extraordinary loss on the extinguishment of debt during fiscal 1995 of $2,228,000, net of income tax benefit of $221,000. These costs were incurred in fiscal 1994 and fiscal 1995 for financing fees to establish the General Electric Capital Corporation credit facility, and fees to the Company's investment banker, as well as legal and accounting fees and prepayment penalties.

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended September 30, 1996, the Company financed its operations primarily through bank borrowings and internally generated funds.

The General Electric Capital Corporation Senior Secured Credit Facility

On September 6, 1994, the Company entered into a Credit Agreement with General Electric Capital Corporation ("GECC") for a senior secured credit facility in the aggregate principal amount of up to $22 million (the "GECC Facility"), secured by substantially all of the Company's assets.

On July 27, 1995, the Company entered into a Release Agreement with GECC and repaid approximately $15,000,000 outstanding under the GECC Facility from borrowings under the Chase facility and the proceeds from the senior subordinated promissory note with ING described in the paragraphs which follow. As a result of the refinancing, the Company incurred (in fiscal 1995) an extraordinary loss of $2,228,000 net of tax benefits, on the extinguishment of the debt to GECC.

The Chase Bank Facility

On July 27, 1995, the Company and its principal subsidiaries (the "Borrowers") entered into an agreement for a senior secured revolving credit facility with Chase Bank (the "Chase Facility"), in an aggregate principal amount of up to $17 million. The primary purpose of this new credit facility was to provide the financing required to purchase new equipment unavailable under the terms of the GECC Facility, and to retire the GECC Facility. The GECC Facility was repaid in full and terminated on July 27, 1995.

Borrowings under the Chase Facility by any of the Borrowers are cross-collateralized pursuant to a security agreement in which the Borrowers have granted Chase Bank a first priority lien and security interest in substantially all of their respective assets.

Interest on outstanding borrowings under the Chase Facility is available, at the Company's choice, at LIBOR plus 3.00%, Chase Bank's prime rate plus 1.00%, or the Base CD Rate (as determined by Chase Bank) plus 2.00%. The initial rate commencing July 27, 1995 through December 31, 1995 was 8.75% based on Chase Bank's prime rate. The approximate average rate in effect for the period from January 1, 1996 through September 30, 1996 was 8.75% based on a combination of several LIBOR based borrowings, and borrowings based on Chase Bank's prime rates, as described above.

The Chase Facility matures July 27, 1999 and provides the following declining commitment schedule (as revised): $17 million on October 1, 1996; $15 million on October 1, 1997; and $14 million on October 1, 1998.

The Chase Facility requires the Company to maintain on a quarterly basis certain levels of earnings and to meet several financial ratios; including tangible net worth, liabilities-to-net-worth, interest coverage and debt-to-EBITDA (earnings before interest, taxes, depreciation and amortization). In addition, the Company must maintain limits on annual lease expenses and executive compensation levels. The Chase Facility also provides for annual limits on capital expenditures and certain acquisitions.

At September 30, 1996, the Company had an outstanding principal balance of $13,779,000 and had $2,588,000 available under the Chase Facility, and was in full compliance with all covenants of the Chase Facility agreements and the ING agreements more specifically described in the several paragraphs which follow.

The ING Equity Partners, L.P. I Senior Subordinated Promissory Notes

In connection with the refinancing of the GECC Facility in July 1995, the Company entered into a purchase agreement (as amended in April 1996, the "Purchase Agreement") with ING Equity Partners, L.P. I ("ING"), pursuant to which the Company sold to ING for a total purchase price of $5 million (i) its senior subordinated promissory notes in the aggregate principal amount of $5 million, bearing interest at an initial rate of 10% per annum, (ii) a common stock purchase warrant (the "ING Warrant") entitling ING to purchase 2,322,464 of the Company's outstanding shares of common stock at an initial purchase price per share of $2.50 and having certain antidilutive rights and (iii) one share of preferred stock of the Company entitling ING to voting rights, in the event of default of the purchase agreement, with respect to the number of shares underlying the ING Warrant. The ING Warrant requires an adjustment of the exercise price to $2.00 per share if the Company does not complete a public offering of its common stock at a price of at least $2.50 per share with net proceeds to the Company of at least $10 million by July 27, 1998. The proceeds from the offering are to be used for general corporate purposes, working capital, retirement of bank debt and the subordinated note issued to ING, and such other purposes as the Company may determine at such time.

At Nasdaq's request ING and the Company amended these agreements in April 1996. The April 1996 amendments primarily effect the following: (i) certain limits are placed on ING's anti-dilution rights under the ING Warrant; (ii) except for voting rights accorded by law, the share of preferred stock issued to ING will not have the right to vote until there has been a default under the Purchase Agreement; and (iii) the shareholders of the Company must approve the stock options granted to Carlos D. De Mattos under his employment agreement with the Company and to Edward Phillips under his employment agreement with the Company and Studio Equipment. In the absence of shareholder approval, those options would have been reduced from options to purchase 200,000 shares of the Company's common stock to 12,500 shares, in each individual's case. (See Item 12, Security Ownership of Certain Beneficial Owners and Management.)

As amended the Purchase Agreement provides for a $100,000 subordinated note maturing July 27, 2005, and a $4,900,000 subordinated note maturing July
27, 2000. If the Company fails to pay the $4,900,000 subordinated note when due, ING has the right, but not the obligation, to extend the due date to July 27, 2005.

The $100,000 and $4,900,000 subordinated notes described above (the "Subordinated Notes") require the Company to maintain certain financial covenants similar to the covenants required by Chase Bank and provide similar annual capital expenditure and acquisition limits. Interest on the $4,900,000 Subordinated Note is at the rate of 10.00% for the first three years of the Purchase Agreement, and increases to 12.50% for the fourth year and 15.00% for the fifth year. Interest on the $100,000 Subordinated Note is at the rate of 10.00% for the first three years of the Purchase Agreement, and, in the event the Company does not repay the $4,900,000 Subordinated Note, increases to 12.50% for the fourth year and 15% for the fifth through tenth years. If the $4,900,000 Subordinated Note is repaid prior to the fourth year, interest on the $100,000 Subordinated Note remains at 10% through the tenth year; or, if the $4,900,000 Subordinated Note is repaid during the fourth year, interest on the $100,000 Subordinated Note remains at 12.50% for the fourth through tenth years.

In accordance with the Purchase Agreement on June 11, 1996, the Company amended its Articles of Incorporation to provide for the indemnification of its directors and officers to the fullest extent permitted under California law. This amendment was approved by the Company's shareholders at the annual shareholder meeting held on May 30, 1996.

As part of the transaction with ING, the Company also entered into a registration rights agreement (the "Registration Rights Agreement") with ING and Sutro & Co., Incorporated ("Sutro"), which acted as the Company's investment bankers in connection with the transaction, entitling the holders of the ING Warrant and the common stock purchase warrant issued to Sutro (for the purchase of up to 100,000 shares of common stock of the Company), to certain piggy back registration rights with respect to the shares of common stock issuable upon exercise of these warrants, as well as any shares of common stock subsequently acquired by ING. The Registration Rights Agreement also grants ING the right to require the Company to file a shelf registration statement with respect to the sale from time to time of 1.4 million shares of common stock of the Company acquired by ING from a former employee of the Company.

In addition, as part of the transaction with ING, the Company, Carlos D. De Mattos and Edward Phillips and their affiliates ("Management Shareholders") entered into a Stockholders' Agreement with ING (the "Stockholders Agreement") pursuant to which the Company and the Management Shareholders agreed to nominate and vote for the election of two representatives of ING to the Board of Directors of the Company, the number of members of which would be set at nine. The Stockholders Agreement also contains certain restrictions on the transfer of shares held by ING and the Management Shareholders. In addition, the Stockholders Agreement was amended in April 1996 to provide that the obligations of the Management Shareholders to vote for ING nominees for the Company's Board of Directors, and the obligation of the Company to nominate such ING nominees, shall extend to July 27, 2005, unless a change in control or certain public offering of the Company's common stock, as described in the Stockholders Agreement, occurs, in which case those obligations will terminate.

Working Capital - Cash Flows

At September 30, 1996, the Company's working capital was $7,953,000 which was an increase of $81,000 from its working capital at September 30, 1995.

In fiscal 1996, the Company generated cash from operating activities of $4,698,000. The major contributors to cash from operating activities were earnings before depreciation and amortization of $3,899,000, increased accounts payable and accrued liabilities of $1,588,000, collections from investments in leases of $697,000 and income tax refunds of $252,000. Partially offsetting the major contributors to cash from operating activities was an increase in trade accounts receivable of $1,402,000 and inventory of $406,000, as a result of a general increase in business activity in the fourth quarter of fiscal 1996.

The Company primarily utilized cash from operating activities of $4,698,000, augmented by additional borrowings from the Company's bank line of $1,098,000, to finance the acquisition of capital equipment. The major components of the net capital equipment additions were equipment for the Company's Equipment rental operations of approximately $3,373,000, and equipment acquisition costs for the expansion of marketing centers in Seattle, Washington and Nashville, Tennessee of approximately $1,487,000.

During the next twelve months, the Company expects to purchase new rental equipment, to permit the Company to continue to expand its rental equipment operation and to decrease the costs to subrent equipment necessary to meet customer orders. The Company expects to finance its capital asset (rental equipment) acquisitions by a combination of cash generated from operations and from borrowings under the Chase Facility. The Company believes it has sufficient funds from operations and currently in place credit facilities to meet its anticipated requirements for working capital during the next twelve months.

ITEM 8. FINANCIAL STATEMENTS

The required financial statements commence at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS; EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


                    (Name)             (Age)    (Position)
            -----------------------    -----   ------------
            Carlos D. De Mattos          44    Chairman of the Board, President,
                                               Chief Financial Officer

            Edward Phillips              50    Director, President of MSEI

            Ernst F. Nettmann            57    Director, President of
                                               Electronics

            Jack                         68    Director
            Brehm/(1)(2)(3)(4)/

            John H.                      51    Director
            Donlon/(1)(2)(3)(4)/

            Jerome E.                    55    Director
            Farley/(1)(2)(3)(4)/

            Benjamin P.                  34    Director
            Giess/(1)(2)(3)(4)/

            John F.                      41    Director
            Jastrem/(1)(2)(3)(4)/

            John Alonzo                  62    Director

            Gary S. Borman               39    Corporate Controller (Principal
                                               Accounting Officer)

/(1)/ Member of 1994 Stock Option Plan for Directors Committee.
/(2)/ Member of 1994 Stock Option Plan Committee.
/(3)/ Member of Audit
/(4)/ Committee Member of Compensation Committee


The term of office of all directors is until the next annual meeting, which is scheduled for March 6, 1997, and the term of office of all officers is for one year and until their successors are chosen and qualify.

CARLOS D. DE MATTOS was co-founder of the Company and has served as a director and the Company's Chairman, President and Chief Executive Officer since January 1995, and prior thereto as the Company's co-chairman and Chief Executive Officer from February 1989 to January 1995. Mr. De Mattos also serves as the Company's Chief Financial Officer. He is a co-recipient of two Technical Achievement Awards from the Academy of Motion Picture Arts and Sciences in March 1983 and March 1985, respectively for the Tulip Crane and for the development of the Cam-Remote(R) System. He is also a co-recipient of a Technical Achievement Award from the Academy of Television Arts and Sciences in September 1989 for the development of the Cam-Remote(R) System. Mr. De Mattos is an active member of the principal trade associations pertaining to the industry serviced by the Company. In June 1991, the government of Portugal inducted him into the select membership of the prestigious Order of Henry the Navigator as a Knight

Commander.   He is a member of the Academy of Motion Picture Arts and Sciences, the American Society of Cinematographers and the Portuguese-American Leadership Council of the United States based in Washington, D.C.

EDWARD PHILLIPS has served as a director of the Company since February 1989. Until December 31, 1994 he was the co-chairman of the Company's Board and Chief Operating Officer from February 1989 to January 1995. Continuously since 1976, Mr. Phillips has been Co-chairman of the Board and President of Matthews Studio Equipment, Inc. Mr. Phillips has been responsible for the design and engineering of most of the equipment manufactured by Matthews Studio Equipment, Inc., since 1972. In the latter 1970s Mr. Phillips authored the first ANSI standard covering mounting equipment interface for the motion picture industry. Mr. Phillips continues to maintain an active role in the ongoing engineering effort of the Company. Mr. Phillips is a co-recipient of two Technical Achievement Awards from the Academy of Motion Picture Arts and Sciences in March 1983 and March 1985, respectively for the Tulip Crane and for the development of the Cam-Remote(R) System. He is also a co-recipient of a Technical Achievement Award from the Academy of Television Arts and Sciences for the Cam-Remote(R) System in September 1989. Mr. Phillips is a past President of the Professional Motion Picture Equipment Association and has served on many subcommittees of the Society of Motion Picture and Television Engineers. He is a member of the American Society of Cinematographers.

ERNST F. NETTMANN has served as a director of the Company since February 1989. Mr. Nettmann is president of Matthews Studio Electronics, Inc. Mr. Nettmann is President of E. F. Nettmann & Associates, Inc., a privately held corporation, which has been managing the business of Matthews Studio Electronics, Inc., since October 1, 1994 pursuant to a management and license agreement. Prior to 1981, Mr. Nettmann was principal owner of Continental Camera Rental, which made and rented his Technical Achievement Award winning camera mounts and aerial photography optical systems. He is a co-recipient of a life award from the Academy of Motion Picture Arts and Sciences in March 1985 and the Academy of Television Arts and Sciences in September 1989 for the development of the Cam-Remote(R) System.

JACK BREHM has served as a director since February 1989, and served as chief financial officer of the Company from that date through December 1991. Mr. Brehm was with Ernst & Young LLP from 1951 until his retirement as a partner in 1988. Since his retirement in September 1988, Mr. Brehm has acted as a financial consultant. Mr. Brehm is a director of Cosmetics Group USA, Inc., a Nasdaq listed corporation, which manufactures and packages cosmetic and other beauty care products.

JEROME E. FARLEY has served as a director of the Company since April, 1994. He is President and Chief Executive Officer of Western Security Bancorp a bank holding company. Continuously since December 1992 he has also been President, Chief Executive Officer and a director of Western Security Bank, a National Banking Corporation. From 1981 through most of 1992, Mr. Farley was a director and an executive officer of First Regional Bank. Continuously since 1979 Mr. Farley has been a director of Regional Properties, Inc., a real estate development company, principally active in Riverside County, California. Mr. Farley has been a member of the State Bar of California since 1973. From 1973 through 1985 he was general counsel to a number of subsidiaries of City Investing Company, which is listed on the New York Stock Exchange. Mr. Farley has been a professor at the Pepperdine University School of Business and Management since 1984.

JOHN H. DONLON has served as a director of the Company since February 1995. He is president and director of Four Media Company ("4MC"), a privately held corporation with revenues in excess of $75 million. 4MC employs over 600 people worldwide, principally at its facilities in Burbank and Santa Monica, California, and Singapore. 4MC provides post-production services to the Hollywood television and motion picture industry along with playback and satellite transmission services for eighteen channels of cable programming to the USA. The Singapore subsidiary provides similar services to American companies in Asia From 1984 to 1993, Mr. Donlon was president and chief executive officer of Compact Video Group, Inc. ("CVG"). During his tenure, CVG expanded its editing and sound services, consolidated its duplication and satellite transmission, developed syndication capability and established a successful network origination business. From 1981 to 1984 he was president of Technicolor Videocassette where he launched a videocassette duplication facility from the ground up. From 1977 to 1981 he was Vice President of Operations for Technicolor, the largest motion picture and television film laboratory in the world.

BENJAMIN P. GIESS was elected a director of the Company in September 1995. Mr. Giess is a partner and executive officer of ING Equity Partners, L.P.I ("ING Equity Partners"). Mr. Giess has been employed by ING Equity Partners or its predecessors and affiliates since 1992. From 1991 to 1992, Mr. Giess worked in the Corporate Finance Group of ING Capital. From 1990 to 1991, Mr. Giess was employed by the Corporate Finance Group of General Electric Capital Corporation where he worked in the media and entertainment group. From 1986 to 1988, Mr. Giess was the credit department manager of the Boston Branch of ABN Amro North America, Inc. From 1984 to 1986 Mr. Giess was employed by Shawmut
Bank of Boston, N.A.   Mr. Giess also serves on the board of directors of
American Communication Services, Inc., a Nasdaq company, which is a competitive local access telecommunications provider. He is also a director of CMI Holding Corp., a privately held book retailer and specialty importer.

JOHN F. JASTREM was elected a director of the Company in September 1995. He is Chairman and Chief Executive Officer of Hooven Direct Marketing, a privately held corporation founded in 1922 with more than 250 employees. From 1995 to 1996 Mr. Jastrem served as President and Chief Executive Officer of Colt's Manufacturing Company, Inc., and as a management consultant to major business enterprises. From 1993 to 1995 Mr. Jastrem was President and Chief Operating Officer of Acme Holdings, Inc. and Acme Acquisition Corp., the fifth largest equipment rental business in the United States. From 1990 to 1993 Mr. Jastrem was Senior Vice President and Chief Financial Officer of Knapp Communications Corp., the publisher of Architectural Digest and Bon Appetit magazines which was acquired by Conde Nast. From 1989 through 1990 Mr. Jastrem was chief financial officer of Reliance Steel & Aluminum Company, a metals distributing company. From 1985 to 1989 Mr. Jastrem was part of the management team of Wickes Companies, Inc., a $6 billion manufacturer and retailer, during its successful reorganization. From 1977 to 1985 Mr. Jastrem was a senior manager for Arthur Andersen & Co.

JOHN A. ALONZO was elected a director of the Company in July 1996. Mr. Alonzo is the first cinematographer to be recognized by the U.S. Library of Congress, for his cinematography work on the feature film "Chinatown", and is a member of the American Society of Cinematographers. Other feature films on which Mr. Alonzo was the principal cinematographer include "Harold and Maude," "Scarface," "Steel Magnolias," and "Star Trek, Generations." Mr. Alonzo holds an honorary Doctorate Degree in Humane Letters from Columbia College, Hollywood, and an honorary Bachelors Degree from The Brooks Institute. Mr. Alonzo has given seminars and lectures at the University of Southern California and is currently on the faculty of The American Film Institute.

GARY S. BORMAN joined the Company as Corporate Controller and Chief Accounting Officer in March 1996. From 1991 to 1996 Mr. Borman was the Controller of HR Textron, Inc., an aerospace component manufacturer and a division of Textron, Inc. From 1982 to 1991 Mr. Borman was a senior manager for Ernst & Young LLP.

Remuneration of Directors

During fiscal 1996 each independent director of the Company was paid a fee of $1,000 per month for services rendered to the Board of Directors or Committee(s) of the Board of Directors and attendance at the meetings. In addition, the Chairman of the Audit Committee and Compensation Committee receives an additional fee of $500 per month.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of shares of the Company's equity securities, to file by specific dates with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than 10 percent stockholders are required by security regulations to furnish the Company with copies of all Section 16(a) forms that they may file. The Company is required to report in this Form 10-K annual report any failure of its directors and executive officers and greater than ten percent stockholders to file by the relevant due date any of these reports during the two preceding fiscal years.

To the best of the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the two fiscal years ended September 30, 1996, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with, except: No Form 3s were filed by Directors Ernst F. Netttmann, John H. Donlon, or John A. Alonzo. As far as the Company is aware, all transactions for ING Equity Partners, L.P. I, and for Directors Carlos D. De Mattos, Edward Phillips, Jack Brehm, Benjamin P. Giess, John F. Jastrem and Jerome E. Farley were previously reported on Form 4 and there were no transactions by the officers, directors and holders of ten percent or more of the Company's securities which would have required reporting by such persons during such period, except as discussed below with regard to certain late filings.

A Statement of Change of Beneficial Ownership on Form 4 (with respect to the sale by Edward Phillips, a director and greater than 10% shareholder of the Company, of 5,000 shares of common stock of the Company in the open market in September 1994) was filed subsequent to its due date, due to an administrative error. Also Statements of Change of Beneficial Ownership on Form 4 (with respect to the issuance by the Company to ING Equity Partners, L.P. I in November 1995 of an option to purchase 15,000 shares of the Company's common stock) were filed by Benjamin P. Giess, a director of the Company, and ING Equity Partners, L.P. I subsequent to their due date, due to an administrative error.

ITEM 11.   EXECUTIVE COMPENSATION

The table which follows sets forth all cash compensation paid for services rendered in all capacities with respect to the fiscal year ended September 30, 1996, to the Chief Executive Officer and each of the Company's five highest paid executive officers whose total salary and bonus equals or exceeds $100,000:

                          SUMMARY COMPENSATION TABLE


                                                                                        Long Term Compensation
                                Annual Compensation                                     Awards                Payouts
                                -------------------                                     ------                -------
Name and Principal    Year      Salary       Bonus      Other         Restricted    Securities    LTIP       All
Position                        ($)          ($)        Annual        Stock         Underlying    Pay-       Compen-
                                                        Compen-       Awards        Options/      outs ($)   sation
                                                        sation        ($)           SARs (#)
----------------------------------------------------------------------------------------------------------------------
Carlos D. De Mattos,  1996        263,425     50,000          -                -             -          -      1,462
Chairman; President;  1995        225,866          -          -                -       200,000          -      1,828
Chief Financial       1994        227,631          -          -                -             -          -      1,828
Officer


Edward Phillips,      1996        263,425    100,000          -                -             -          -      1,799
Director;             1995        225,866          -          -                -       200,000          -      2,249
President of MSEI     1994        227,631          -          -                -             -          -      1,994


     ALL OTHER COMPENSATION - This represents Company contributions to the 401(k) plan.
--------------------------------------------------------------------------------------------------------------------

            OPTION/SAR GRANTS FOR THE YEAR ENDED SEPTEMBER 30, 1996

-----------------------------------------------------------------------------------------------
                              Individual Grants
-----------------------------------------------------------------------------------------------
    Name    Number of    Percentage       Exercise       Expir-              Potential Realizable
            Securities    of Total        or Base        ration              Value at Assumed
            Underlying    Options/         Price          Date               Rates of Stock Price
             Options/       SARs          $/Share                            Appreciation For
               SARs      Granted to                                          Option Term
            Granted      Employees                                           ------------------
                                                                              5%   10%
-----------------------------------------------------------------------------------------------

      -          -            -               -             -                 -     -

-----------------------------------------------------------------------------------------------

                      OPTION/SAR EXERCISES AND FY-END VALUE TABLE
-----------------------------------------------------------------------------------------------
    Name              Shares       ($) Value     (# of Shares)               Value of
                     Acquired       Realized     Under-                      Unexercised
                     On                          lying                       In-the-Money
                     Exercise                    Unexercised                 Options and
                                                 Options and SARs            SARs
                                                 Exercisable/                at FY-End ($)
                                                 Unexercisable               Exercisable/
                                                                             Unexercisable
-----------------------------------------------------------------------------------------------
Carlos D. De Mattos     -            -           140,000/134,000                $21,400

Edward Phillips         -            -           140,000/134,000                $21,400
-----------------------------------------------------------------------------------------------

The Company has an employee benefit plan intended to qualify under Section 401(k) of the Internal Revenue Code. Employees may contribute as deferred compensation up to 6% of compensation (not to exceed $9,500 annually). The Company matches from 20% to 50% of employee contributions based on individual salary levels.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The table below shows as of December 13, 1996 the amount and class of the Company's voting stock owned beneficially (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended) by each holder of more than 5% of the Company's shares, each director of the Company and all directors and officers of the Company as a group:

Name and Address of                   Number of Shares             Percentage of
Beneficial Owner /1/                 Beneficially Owned          Common Stock /8/
----------------------------------------------------------------------------------
Carlos D. De Mattos                           2,257,117    /9/              21.85%

Edward Phillips                               2,257,117   /10/              21.85%

Ernst F. Nettmann                               105,000   /11/                  1%

Jack Brehm/(2)/                                  27,000   /12/                  *

John H. Donlon/(4)/                              10,000   /13/                  *

Jerome E. Farley/(3)/                            10,000   /14/                  *

Benjamin P. Giess/(5)/                        4,132,464   /15/              40.00%

ING Equity Partners, L.P.I/(6)/               4,132,464   /16/              40.00%

John F. Jastrem/(7)/                             10,000   /17/                  *

John A. Alonzo                                    5,000   /18/                  *
----------------------------------------------------------------------------------

All officers and directors as a
group (8 persons)                             8,413,698                     81.44%

*  Less than 1%
----------------------------------------------------------------------------------

/1/ Unless otherwise noted, all shares are beneficially owned and the sole voting power is held by the person indicated, and the address of each of these individuals is: c/o Matthews Studio Equipment Group, 2405 Empire Avenue, Burbank, California 91504.

/2/ This individual's address is: 19501 Greenbriar Drive, Tarzana, California
    91356.

/3/ This individual's address is: 4100 West Alameda Avenue, Burbank, California
    91505.

/4/ This individual's address is: 2813 West Alameda Avenue, Burbank, California
    91506.

/5/ This individual's address is: 135 East 57/th/ Street, 16/th/ Floor, New
    York, New York 10022.

/6/ This company's address is: 135 East 57/th/ Street, 16/th/ Floor, New York,
    New York 10022.

/7/ This individual's address is: 1913 Ripley Avenue, Redondo Beach, California 90278.

/8/  Based on 10,331,591 shares outstanding.

/9/ Includes 2,016,450 shares owned by a family trust with trust management vested in the named director as the trustee, and 100,000 shares owned by a limited liability company owned by such family trust. Includes an option to purchase 140,667 shares of the Company's common stock. In addition, 200,000 shares are to be sold as discussed in 16 below.

/10/ Includes 2,047,450 shares owned by a family trust with trust management vested in the named director as the trustee and 69,000 shares held outside of the family trust. Also includes an option to purchase 140,667 shares of the Company's common stock. In addition, 200,000 shares are to be sold as discussed in 16 below.

/11/ Includes options to purchase 100,000 shares of the Company's common stock.

/12/ Represents an option to purchase 15,000 shares of the Company's common stock, and includes the exercisable portion of an option to purchase 10,000 shares of a 15,000 share grant of the Company's common stock.

/13/ Includes the exercisable portion of an option to purchase 10,000 shares of a 15,000 share grant of the Company's common stock.

/14/ Includes the exercisable portion of an option to purchase 10,000 shares of a 15,000 share grant of the Company's common stock.

/15/ Mr. Giess disclaims beneficial ownership of these shares. Mr. Giess is an executive officer of Lexington Partners, Inc., which is the sole general partner of Lexington Partners, L.P., the sole general partner of ING, however, the Company has been advised by Mr. Giess that he does not exercise sole or shared voting or dispositive power with respect to the shares held by ING described in footnote (/16/).

/16/ Includes a warrant to purchase 2,322,464 shares of the Company's common stock. Upon occurrence of an event of default under the Purchase Agreement, ING Equity Partners, L.P.I is entitled to voting rights for the 2,322,464 shares underlying the warrant pursuant to a share of the Company's preferred stock issued to said company. Also includes an option issued to ING Equity Partners, L.P.I as consideration for services of its appointee, Benjamin P. Giess, to purchase 10,000 shares of the Company's common stock presently exercisable out of a total option grant of 15,000 shares. Also includes 400,000 shares to be purchased by ING Equity Partners, L.P. I by January 10, 1997 under existing agreements with Carlos D. De Mattos and Edward Phillips (each of whom will sell 200,000 shares).

/17/ Includes the exercisable portion of an option to purchase 10,000 shares of a 15,000 share grant of the Company's common stock.

/18/ Includes the exercisable portion of an option to purchase 5,000 shares of a 15,000 share grant of the Company's common stock.

(b) There are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company, except as described in Item 7 hereof.

EMPLOYMENT AGREEMENTS

The Company entered into a written Employment Agreement ("De Mattos Agreement") with Carlos D. De Mattos on July 1, 1995 for such individual to serve as the Company's President and Chairman of the Board for a three-year term commencing July 1, 1995, at an annual base salary of $257,000. The base salary increases at 10% during the term of the De Mattos Agreement. On December 19, 1996, the Compensation Committee approved an increase in the base salary of Mr. De Mattos to $332,700 per year starting October 1, 1996. The De Mattos Agreement also provides for an annual incentive bonus from 20% to 40% of the base salary, based upon attainment by the Company of specified Earnings (as defined in the De Mattos Agreement). Mr. De Mattos was also granted an option to purchase 200,000 shares of the Company's common stock at an exercise price of $3.00 per share. The right to purchase up to 66,667 shares under this option vests in like installments commencing on July 1, 1996 and the next two successive anniversaries of that date, and the option is exercisable until July 2005. As discussed above, Nasdaq required shareholder approval of this option. At the Company's annual shareholder meeting held on May 30, 1996, the shareholders approved this option. In addition, Mr. De Mattos agreed, upon termination of the De Mattos Agreement, to render consulting services to the Company for a period of five years from the termination date, at 50% of the base salary.

On July 1, 1995, the Company and Studio Equipment entered into a written Employment Agreement ("Phillips Agreement") with Edward Phillips, for him to serve as president of Studio Equipment for a three-year term commencing July 1, 1995, at an annual base salary of $257,000. The base salary increases at 10% during the term of the Phillips Agreement. The Phillips Agreement also provides for an annual incentive bonus from 20% to 40% of the base salary based upon attainment by the Company of specified Earnings (as defined in the Phillips Agreement). Mr. Phillips was also granted an option to purchase 200,000 shares of the Company's common stock at an exercise price of $3.00 per share. The right to purchase up to 66,667 shares under this option vests in like installments commencing on July 1, 1996, and the next two successive anniversaries of that date, and the option is exercisable until July 2005. As discussed above, Nasdaq required shareholder approval of this option. At the Company's annual shareholder meeting held on May 30, 1996, the shareholders approved this option. In addition, Mr. Phillips agreed, upon termination of the Phillips Agreement, to render consulting services to the Company for a period of five years from the termination date, at 50% of the base salary.


                 COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
                    PARTICIPATION IN COMPENSATION DECISIONS

None.

                        REPORT ON EXECUTIVE COMPENSATION

The compensation for the five highest paid executive officers of the Company in fiscal 1996 is set forth in the Summary Compensation Table which preceded this section.

Total compensation for executive officers consists of a combination of salaries, bonuses and contributions to the Company's 401(k) plan.

Other than the Chairman of the Board of the Company and the President of Matthews Studio Equipment Inc., incentive bonuses are determined by senior management based on the financial performance of the individual subsidiaries, responsibilities of the executive and other factors.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As discussed above in Item 2, Properties, the principal facilities of the Company are leased from PDM, a general partnership whose sole general partners are Carlos D. De Mattos, the Chairman of the Board, President and Chief Financial Officer of the Company, and Edward Phillips, a director of the Company and President of Studio Equipment. The executive office, showroom and warehouse of HRC in Sun Valley, California, discussed above in Item 2, Properties are leased from a former director and former officers of the Company.

Nettmann, a corporation owned by a director of the Company, manages the Cam-Remote(R) and Mini-Mote(R) C.A.T.(R) business of Studio Electronics. The Company and Nettmann share costs under the Management Agreement. See Item 1. Business - Cam-Remote and Mini-Mote Systems. Under the Management Agreement Nettmann is entitled to compensation based on revenues.

At July 1, 1989, the Company had issued two promissory notes, each in the principal sum of $107,000, to two of its officers to pay certain obligations. These notes were paid by the Company in fiscal 1996.

For discussion of the issuance of the Subordinated Notes to ING pursuant to the Purchase Agreement between the Company and ING, which is an affiliate of Benjamin P. Giess, a director of the Company, as well as other agreements made by the Company and Carlos D. De Mattos and Edward Phillips, such as the Registration Rights Agreement and the Stockholders Agreement, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) & (2) The response to this portion of Item 14 is submitted as a separate section of this report and appears on page F-1.

(a)(3) & (c) The Exhibit Index appears at page E-1 which follows the Financial Statements.

   (b) Reports on Form 8-K -- The following reports on Form 8-K were filed during the last quarter of the period covered by this report: None

   (d)  Financial Statement Schedules - the response to this portion of Item
   14 is submitted as a separate section of this report and appears on page F-1.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10K for the fiscal year ended September 30, 1996, to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 27, 1996        MATTHEWS STUDIO EQUIPMENT GROUP

                                 /s/ Carlos D. De Mattos
                                 ____________________________
                                 Carlos D. De Mattos
                                 Chairman of the Board, President
                                 and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Carlos D. De Mattos          Chairman of the Board,          December 27, 1996
---------------------           President,
Carlos D. De Mattos             Chief Financial Officer

/s/Edward Phillips              Director, President of          December 27, 1996
---------------------           Matthews Studio
Edward Phillips                 Equipment, Inc.

/s/Ernst F. Nettmann            Director, President of          December 27, 1996
---------------------           Matthews Studio
Ernst F. Nettmann               Electronics, Inc.

/s/Jack Brehm                   Director                        December 27, 1996
---------------------
Jack Brehm

/s/John H. Donlon               Director                        December 27, 1996
---------------------
John H. Donlon

/s/Jerome E. Farley             Director                        December 27, 1996
---------------------
Jerome E. Farley

/s/Benjamin P. Giess            Director                        December 27, 1996
---------------------
Benjamin P. Giess

/s/John F. Jastrem              Director                        December 27, 1996
---------------------
John F. Jastrem

/s/John A. Alonzo               Director                        December 27, 1996
---------------------
John A. Alonzo

/s/Gary S. Borman               Corporate Controller,           December 27, 1996
---------------------           (Principal
Gary S. Borman                  Accounting Officer)


                        Matthews Studio Equipment Group
                  Index to Consolidated Financial Statements
                       and Financial Statement Schedule



                                                                             Page No.

Report of Independent Auditors                                                 F-2

Consolidated Balance Sheets at September 30, 1996 and 1995                     F-3

Consolidated Statements of Operations for the years ended September 30,
1996, 1995 and 1994                                                            F-5

Consolidated Statements of Shareholders' Equity for the years ended
September 30, 1996, 1995 and 1994                                              F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 1996, 1995 and 1994                                              F-7

Notes to Consolidated Financial Statements                                     F-9

The following Consolidated Financial Statement Schedule of Matthews Studio Equipment Group is included in Item 14(d)

Schedule II             Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                        REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
Matthews Studio Equipment Group

We have audited the accompanying consolidated balance sheets of Matthews Studio Equipment Group and subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matthews Studio Equipment Group and subsidiaries at September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                               /s/ Ernst & Young LLP

Los Angeles, California
December 10, 1996

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                          Consolidated Balance Sheets
                               ($ in thousands)

                                                                September 30
                                                             1996           1995
                                                            -------        -------
ASSETS:
Current Assets:
  Cash and cash equivalents                                 $   462        $   438
  Accounts receivable less allowance for
    doubtful accounts of $480 in 1996
    and $297 in 1995                                          5,145          4,039
  Current portion of net investment in finance
    and sales-type leases (Note 3)                              794            979
  Inventories (Note 2)                                        4,961          4,556
  Prepaid expenses and other current assets                     481            425
  Income tax refund receivable                                    -            252
  Deferred income taxes (Note 6)                                464            245
                                                            -------        -------
       Total current assets                                  12,307         10,934

Property and equipment, net (Notes 4 and 8)                  20,339         17,226

Net investment in finance and sales-type leases,
  less current portion                                          865          1,376
Other assets                                                    973          1,167
                                                            -------        -------
        Total assets                                        $34,484        $30,703
                                                            =======        =======

See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                    Consolidated Balance Sheets (continued)
                               ($ in thousands)

                                                                September 30
                                                             1996           1995
                                                            -------        -------

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                          $ 2,603        $ 1,569
  Accrued liabilities                                         1,626          1,080
  Current portion of long-term debt (Note 5)                                   116
  Current portion of capital lease obligations (Note 8)         125            297
                                                            -------        -------
      Total current liabilities                               4,354          3,062

Long-term debt less current portion (Note 5)                 18,619         17,363
Capital lease obligations, less current portion (Note 8)        295            301
Deferred income taxes (Note 6)                                2,142          1,923
Commitments and contingencies (Note 9)

Shareholders' equity (Notes 5 and 7):
  Preferred stock, no par value, authorized
    1,000,000 shares; issued and outstanding
    one share in 1996 and 1995                                    -              -
  Common stock, no par value, authorized
    20,000,000 shares; issued and
    outstanding shares 10,331,000 in 1996
    and 10,314,000 in 1995                                    5,584          5,567
  Retained earnings                                           3,490          2,487
                                                            -------        -------
Total shareholders' equity                                    9,074          8,054
                                                            -------        -------

Total liabilities and shareholders' equity                  $34,484        $30,703
                                                            =======        =======


See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    ($ in thousands, except per share data)

                                                                                    Year ended September 30
                                                                            1996             1995              1994
                                                                        -------------    -------------     -------------
Net product sales                                                       $      16,079    $      14,554     $      12,482
Revenues from rental operations                                                14,125           12,797            12,944
                                                                        -------------    -------------     -------------
                                                                               30,204           27,351            25,426

Costs and expenses:

       Cost of sales                                                           10,257            9,992             8,558
       Cost of rental operations                                                8,016            7,496             6,926
       Selling, general and administrative                                      8,554            7,449             7,940
       Provision for doubtful accounts receivable                                 295              157             1,496
       Interest                                                                 2,044            1,990             1,121
       Minority partnership interest                                                -                -               278
                                                                        -------------    -------------     -------------
                                                                               29,166           27,084            26,319
                                                                        -------------    -------------     -------------

Income (loss) before income taxes and extraordinary item                        1,038              267              (893)
Provision (benefit) for income taxes (Note 6)                                      35               59              (415)
                                                                        -------------    -------------     -------------
Income (loss) before extraordinary item                                         1,003              208              (478)
Extraordinary loss on early extinguishment
  of debt - net of income tax benefit of $221                                       -           (2,228)                -
                                                                        -------------    -------------     -------------
Net income (loss)                                                       $       1,003    $      (2,020)    $        (478)
                                                                        =============    =============     =============

Income (loss) per common share:
       Income (loss) before extraordinary item                          $        0.10    $        0.02     $       (0.05)
       Extraordinary loss on early
       extinguishment of debt                                                       -            (0.22)                -
                                                                        -------------    -------------     -------------

Net income (loss) per share                                             $        0.10    $       (0.20)    $       (0.05)
                                                                        =============    =============     =============


Weighted average number of
  common shares outstanding                                                10,328,000       10,314,000        10,261,000
                                                                        =============    =============     =============


See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (IN THOUSANDS)




                                                                       Common Stock
                                                                 --------------------------
                                                                   Number of                          Retained
                                                                    Shares         Amount             Earnings            Total
                                                                 -----------    ------------       --------------      ------------
Balance at September 30, 1993                                         10,209     $     4,704       $        4,985      $      9,689
  Exercise of stock options and warrants                                 104             207                    -               207
  Issuance of warrants in connection with
    secured financing                                                      -             475                    -               475
  Net loss                                                                 -               -                 (478)             (478)

                                                                 -----------    ------------       --------------      ------------
Balance at September 30, 1994                                         10,313           5,386                4,507             9,893
  Exercise of stock options and warrants                                   1               2                    -                 2
  Repurchase of warrants                                                   -             (30)                   -               (30)

  Issuance of warrants in connection with
    subordinated debt financing                                            -             209                    -               209
  Net loss                                                                 -               -               (2,020)           (2,020)

                                                                 -----------    ------------       --------------      ------------
Balance at September 30, 1995                                         10,314           5,567                2,487             8,054
                                                                 -----------    ------------       --------------      ------------
  Exercise of stock options and warrants                                  17              17                    -                17
  Net income                                                                                                1,003             1,003
                                                                 -----------    ------------       --------------      ------------
Balance at September 30, 1996                                         10,331    $      5,584       $        3,490      $      9,074
                                                                 ===========    ============       ==============      ============


See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                               ($ in thousands)

                                                                                Year ended September 30

                                                                           1996           1995          1994
                                                                        ----------      ---------    ----------
Operating activities:
Net income (loss)                                                        $   1,003     $  (2,020)    $    (478)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
    Provision for doubtful accounts                                            295           157         1,496
    Depreciation and amortization                                            2,896         2,829         2,072
    Deferred income taxes                                                        -          (127)         (182)
    Minority interest                                                            -             -           278
    Gain on sale of of assets                                                 (298)         (349)         (711)
    Extraordinary loss on extinguishment of debt                                 -         1,613             -
    Changes in operating assets and liabilities:
      Accounts receivable                                                   (1,402)         (809)         (725)
      Inventory                                                               (406)          565          (323)
      Net investment in leases                                                 697           360         1,187
      Prepaids and other assets                                                 73          (802)         (686)
      Income tax refund receivable                                             252             8          (260)
      Accounts payable and accrued liabilities                               1,588        (2,593)         (423)
      Income taxes payable                                                       -             -           (38)
                                                                         ---------     ---------     ---------
Net cash provided by (used in) operating activities                          4,698        (1,168)        1,207

Investing activities:
Purchase of property and equipment                                          (6,905)       (4,107)       (2,577)
Proceeds from sale of property and equipment                                 1,116           930         1,417
                                                                         ---------     ---------     ---------
Net cash used in investing activities                                       (5,789)       (3,177)       (1,160)

Financing activities:
Proceeds from exercise of stock options                                         17             2           207
Repurchase of GECC warrant                                                       -           (30)            -
Proceeds from borrowings                                                     1,098         4,076             -
Repayment of borrowings                                                          -             -          (155)
Payments to minority interest                                                    -             -          (112)
                                                                         ---------     ---------     ---------
Net cash provided by (used in) financing activities                          1,115         4,048           (60)

Net increase (decrease) in cash and cash equivalents                            24          (297)          (13)

Cash and cash equivalents at beginning of period                               438           735           748
                                                                         ---------     ---------     ---------
Cash and cash equivalents at end of period                               $     462     $     438     $     735
                                                                         =========     =========     =========

See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
                               ($ in thousands)



                                                                       YEAR ENDED SEPTEMBER 30
                                                                    1996        1995        1994
                                                                  --------    --------    --------
Schedule of noncash investing and financing
  transactions:
    Long-term loans incurred to acquire equipment                 $    143    $    439    $    -
    Issuance of warrants in connection with secured
      debt financing                                                   -           209         475
    Dissolution of Electronics partnership                             -           780         -

Additional disclosures:
  Cash paid during year for:
    Interest                                                         1,878       1,635       1,284
    Income taxes                                                        47          19          68

See accompanying notes.

                        Matthews Studio Equipment Group
                   Notes to Consolidated Financial Statements
                               September 30, 1996


1.  ACCOUNTING POLICIES


Business

Matthews Studio Equipment Group (the Company) designs, manufactures, sells, leases and rents production equipment and accessories, other than cameras, for the motion picture, television, video and photography industries. The Company operates in one business segment and provides, as a single source, the necessary production equipment which is otherwise only available by using many different suppliers. The Company's manufactured products are distributed worldwide by its sales force and by independent dealers and distributors located in North America, Europe, Asia and South America.

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiaries. Material intercompany balances and transactions have been eliminated. The minority interest represents a 30% ownership interest in 1994, by a director of the Company, in Matthews Studio Electronics, a general partnership, which leases or rents its patented electronic Cam-Remote(R) systems. This general partnership was dissolved in fiscal 1995, and the assets distributed to the partners. The Company continues operating its share of the assets through a management agreement with its former partner.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

The Company's customers are located around the world and are principally engaged in motion picture and television production, theatrical production, commercial photography, or in providing rental equipment to companies in these industries. The Company generally sells on credit terms of 30 days and does not require collateral, except for items sold under capital leases in which it retains a security interest. The Company rents equipment under short-term operating leases on credit terms of generally 30 days and retains a security interest.

Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market.

                        Matthews Studio Equipment Group

1.  ACCOUNTING POLICIES (continued)

Marketing Expenses

Marketing expenses (including trade show and catalogue costs) are capitalized as Prepaid Expenses and amortized primarily over a twelve month period. The amounts charged to expense, including amortization of capitalized costs, for the years ended September 30, 1996, 1995 and 1994 were $373,000, $559,000 and
$335,000, respectively.

Property and Equipment

Property and equipment, including capital leases, are stated at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Rental equipment         10 years

Other fixed assets      5 - 10 years

Capital leases and leasehold improvements are amortized over the estimated useful lives, or the term of the related leases, whichever is shorter, using the straight-line method. Amortization of capital leases is included in depreciation expense.

Costs incurred for major renewals and betterments that extend the useful life of the assets are capitalized, whereas repair and maintenance costs are charged to expense as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Revenue Recognition

Revenues from certain qualifying non-cancelable lease contracts are accounted for as sales-type leases wherein the present value of all payments, net of executory costs, are recorded currently as revenues, and the related cost of the asset is charged to cost of sales. Associated interest, using the interest method, is recorded over the term of the related lease agreement.

Interest income from non-cancelable lease contracts accounted for as direct finance leases is recognized using the interest method over the term of the related lease agreement.

The Company recognizes revenue from rentals under operating leases in the week in which they are earned and recognizes product sales upon shipment.

Per Share Data

Per share data has been computed based on the weighted average number of shares of common stock outstanding as dilutive options and warrants account for less than 3% of the outstanding common shares. For 1996, 1995 and 1994, the effect of the stock options and warrants was antidilutive, using the modified treasury stock method as a result of the net losses and exercise prices of options and warrants in excess of market.

                        Matthews Studio Equipment Group

1.  ACCOUNTING POLICIES (continued)

Income Taxes

The Company utilizes the liability method to determine the provision for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Income tax expense was reduced as a result of recognition of net operating loss carryforwards which were reserved in prior years due to uncertainty of realization.


Long-Lived Assets

Long-lived assets used in operations are reviewed periodically to determine that the carrying values are not impaired and if indicators of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded.

Stock Based Compensation

The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees," and intends to continue to do so. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). FAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other stock-based compensation awards. However, FAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain proforma disclosures are made. FAS 123 is effective for fiscal years beginning after December 15, 1995 (the Company's 1997 fiscal year). The Company intends to disclose the information required by FAS 123 beginning with its 1997 fiscal year.



2.  INVENTORY


Inventory consists of the following:

                                September 30,
                                 1996    1995
                                -------------
                               (in thousands)
      Raw materials and
        work in process         $2,747   $2,209
      Finished Goods             2,214    2,347
                                ------   ------
                                $4,961   $4,556
                                ======   ======



                        Matthews Studio Equipment Group

3.  NET INVESTMENT IN LEASES

Finance and Sales Type Leases

The Company's net investment in finance and sales-type leases consists of the following:

                                          September 30,
                                          1996      1995
                                         ----------------
                                          (in thousands)


Minimum lease payments receivable        $1,880    $2,914
Unearned income                            (221)     (559)
                                         ------    ------
Net investment in leases, including
  current portion of $794 in 1996 and
  $979 in 1995                           $1,659    $2,355
                                         ======    ======

Future annual minimum lease payments receivable under finance and sales-type leases are as follows at September 30, 1996 (in thousands):

1997                              $  841
1998                                 514
1999                                 235
2000                                 112
2001 and thereafter                  178
                                  ------
                                  $1,880
                                  ======

Any unguaranteed residual value of leased property at the end of the lease term under finance leases accrues to the benefit of the Company.


Operating Leases

The Company is lessor of equipment and accessories used in the film, television, commercial photography and theatrical production industries. Such leases generally range from one day to several weeks, with certain rentals of several months. Substantially all of the leases are non-cancelable. The original cost and accumulated depreciation of rental equipment held for operating leases was $32,280,000 and $13,772,000, respectively, at September 30, 1996.

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following:


                                               September 30
                                              1996      1995
                                            -------   -------
                                              (in thousands)
Rental equipment                            $32,280   $27,508
Manufacturing equipment and tooling           1,872     1,710
Office furniture and equipment                2,438     1,897
Leasehold improvements                          963       896
                                            -------   -------
                                             37,553    32,011
Less depreciation and amortization           17,214    14,785
                                            -------   -------
                                            $20,339   $17,226
                                            =======   =======


                        Matthews Studio Equipment Group

5.  Long-Term Debt

Long-term debt consists of the following:

                                                                        September 30,
                                                                      1996         1995
                                                                     -------      -------
                                                                       (in thousands)
Revolving Credit Loan                                                $13,779      $12,523
Senior subordinated notes                                              5,000        5,000
                                                                     -------      -------
                                                                      18,779       17,523
    Less unamortized discount (see Note 8)                               160          202
                                                                     -------      -------
                                                                      18,619       17,321
Bank and vendor notes payable, partially collateralized
  by vehicles and equipment, payable in monthly installments,
  interest at approximately 10% to 12% due through 2000                  420           15
Notes payable to officers/directors, interest at 10%                       -          143
                                                                     -------      -------
                                                                      19,039       17,479
Less current portion                                                     125          116
                                                                     -------      -------
                                                                     $18,914      $17,363
                                                                     =======      =======

The General Electric Capital Corporation Senior Secured Credit Facility


On September 6, 1994, the Company entered into a Credit Agreement with General Electric Capital Corporation ("GECC") for a senior secured credit facility in the aggregate principal amount of up to $22 million (the "GECC Facility"), secured by substantially all of the Company's assets. The GECC Facility included a Revolving Credit Facility in the aggregate principal amount of up to $7 million (including $500,000 in letters of credit), a Term Loan in the principal amount of $10 million and an Equipment Acquisition Term Loan to be drawn down from time to time in connection with rental equipment acquisitions in an aggregate principal amount of up to $5 million.

On July 27, 1995, the Company entered into a Release Agreement with GECC and repaid all amounts outstanding under the GECC Facility from borrowings under the Chase Facility and the proceeds from the Senior Subordinated Promissory Note with ING described in the paragraphs which follow. As a result of the refinancing, the Company incurred an extraordinary loss of $2,228,000 net of tax benefits, on the extinguishment of the debt to GECC.

                        Matthews Studio Equipment Group

5.  LONG-TERM DEBT (continued)

The Chase Bank Revolving Credit Facility

On July 27, 1995, the Company and its principal subsidiaries as the Borrowers entered into an agreement for a senior secured revolving credit facility with Chase Bank (the "Chase Facility," previously Chemical Bank), as agent for a syndicate of lenders ("Bank"), in an aggregate principal amount of up to $17,000,000.

Interest on outstanding borrowings under the Chase Facility is the Company's choice of LIBOR plus 3.00% or Chase Bank's Prime Rate plus 1.00% or the Base CD Rate (as determined by Chase Bank) plus 2.00%. At September 30, 1996, the average rate on the outstanding borrowings was approximately 8.9% based on a mix of current LIBOR rates and Chase Bank's Prime Rate.

The Chase Facility, as amended, matures July 27, 1999 and provides the following declining commitment schedule: $17 million through October 1, 1997; $15 million on October 1, 1997; $14 million on October 1, 1998. The Chase Facility requires the Company to maintain on a quarterly basis certain levels of earnings and to meet several financial ratios; including tangible net worth, liabilities-to-net-worth, interest coverage and debt-to-EBITDA (earnings before interest, taxes, depreciation and amortization). In addition the Company must maintain limits on annual rentals and executive compensation levels.

The Chase Facility provides for annual capital expenditure limits of $5.75 million in fiscal 1996 and $4.5 million each fiscal year thereafter, and permits acquisitions, annually, not to exceed $1.6 million in initial purchase price.

Borrowings under the Chase Facility by any of the Borrowers are cross collateralized pursuant to a security agreement in which the Borrowers have granted the Bank a first priority lien and security interest in substantially all of their respective assets.

The proceeds from the Chase Facility (in combination with the proceeds from ING) were used to repay in full the outstanding indebtedness to GECC and related fees and expenses.

The ING Equity Partners, L.P.I,  Senior Subordinated Promissory Note

Concurrently, and in connection with the refinancing, the Company entered into a purchase agreement (as amended, the "Purchase Agreement") with ING Equity Partners, L.P.I ("ING"), pursuant to which the Company sold to ING for a total purchase price of $5 million (i) its senior subordinated promissory note in the principal amount of $5 million, bearing interest at an initial rate of 10% per annum (the "Subordinated Note"), (ii) a common stock purchase warrant (the "ING Warrant") entitling ING to purchase 2,322,464 of the Company's outstanding shares of common stock at an initial purchase price per share of $2.50 and having certain antidilutive rights and (iii) a share of preferred stock of the Company entitling ING to voting rights, in the event of default of the Purchase Agreement, with respect to the number of shares underlying the ING Warrant.

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

                        Matthews Studio Equipment Group

5.  LONG-TERM DEBT (continued)

As amended, the ING note provides a $100,000 subordinated note maturing July 27, 2005, and another $4,900,000 subordinated note maturing July 27, 2000. These notes require the Company to maintain certain financial covenants similar to the covenants required by Chase Bank and provides essentially the same capital expenditure and acquisition limits as the Chase Facility. Interest on the Subordinated Note is at the rate of 10.00% for the first three years of the agreement, and, in the event the Company does not repay the note by the end of the third year, interest increases to 12.50% for year four and 15.00% for year five.

The Company used the proceeds received from ING to supplement the proceeds received from the Chase Facility to refinance its existing senior secured indebtedness and for other general working capital purposes.

Under the above arrangements the Company is restricted from paying dividends on its common stock.

The aggregate annual maturities of long-term debt, net of original issue discount, consist of the following at September 30, 1996 (in thousands):

                      1997                 $      -
                      1998                        -
                      1999                     13,619
                      2000                      4,900
                      2001                        -
                thereafter                        100
                                           ----------
                                           $   18,619
                                           ==========


6.  INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                          September 30,
                                                        1996         1995
                                                      ---------------------
                                                          (in thousands)
Deferred tax liabilities:
  Tax depreciation in excess of book depreciation      $ 3,167      $ 2,711
  Leasing income                                           563          690
  Other                                                     43           60
                                                       -------      -------
Total deferred tax liabilities                           3,773        3,461

Deferred tax assets:
  Net operating loss carryforwards                       1,173        1,524
  Alternative minimum tax carryforwards                    654          620
  Keylite ITC carryforward                                 148          150
  Doubtful accounts receivable                             207          137
  Excess of tax basis over financial statement basis
    of inventory                                           263          160
  Valuation allowance                                     (350)        (808)
                                                       -------      -------
Total deferred tax assets                                2,095        1,783
                                                       -------      -------
Net deferred tax liabilities                           $ 1,678      $ 1,678
                                                       =======      =======

The valuation allowance has decreased $1,767,000, from $3,285,000 at September 30, 1995, to $1,518,000 at September 30, 1996, as the Company utilized net operating loss carryforwards to offset taxable income.

                        Matthews Studio Equipment Group

6.  INCOME TAXES (continued)

The provision (benefit) for income taxes on income (loss) before extraordinary item is as follows:


                                        September 30,
                              1996        1995         1994
                             ------      -------      -------
                                       (in thousands)
          Current:
             Federal         $   25      $   143      $  (211)
             State               10           16          (22)
                             ------      -------      -------
                                 35          159         (233)

          Deferred:
             Federal            -           (171)        (220)
             State              -             71           38
                             ------      -------      -------
                                -           (100)        (182)
                             ------      -------      -------
                             $   35      $    59      $  (415)
                             ======      =======      =======


The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for income (loss) before extraordinary item, is:

                                                                           September 30,
                                                    1996                       1995                        1994
                                             Amount        Percent      Amount      Percent         Amount       Percent
                                         -------------     -------    ----------    -------      -----------     -------
                                                                          (in thousands)


Tax at U.S. statutory rates               $       353        34 %     $       91        34 %     $      (304)       (34)%
State income taxes, net of
  federal tax benefit                              -         -                11         4               (15)        (2)
Permanent differences                              41         4               21         8               188         21
Reduction in valuation
  allowance on NOL
  carryforwards                                  (458)      (44)              -         -                 -          -
AMT rate differences (carry-
  forwards)                                        35         3              (66)      (25)             (254)       (28)
Provision to return items:
  Additional depreciation                          20         2
  Tax effect of Electronics
    dissolution                                    31         3
    Other                                          13         1
Other - net                                        -         -                 2         1               (30)        (3)
                                          -----------      ----       ----------      ----       -----------      ------
                                          $        35         3 %     $       59        22%      $      (415)       (46)%
                                          ===========      ====       ==========      ====       ===========      ======

At September 30, 1996, the Company has alternative minimum tax credit carryforwards, with no expiration date, of $654,000, and federal net operating loss carryforwards of approximately $3,065,000, that expire principally in the year 2010, and state net operating loss carryforwards of approximately $1,569,000, that expire principally in the year 2000.

                        Matthews Studio Equipment Group

7.  SHAREHOLDERS' EQUITY

At September 30, 1996, the Company had the following warrants and stock options outstanding for the purchase of its common stock:

                                                                 Number of
            Description               Expiration Date         Shares Issuable   Exercise Price
      ------------------------   --------------------------   ---------------   --------------
      ING Warrants               September 2005                     2,322,464      $      2.50
      Sutro Warrants             September 2005                       100,000      $      2.50
      Other Warrants             September 1998 to May 2002           115,000      $2.75-$4.13
      1989 Plan                  February 1999                        339,750      $1.00-$3.75
      1994 Plan                  March 2004                           480,500      $1.63-$2.94
      1994 Directors' Plan       March 2004                            50,000      $1.75-$3.00
      Options outside of Plans   June 2005                            415,000      $      3.00
                                                                    ---------
      Total number of common
        shares issuable                                             3,822,714
                                                                    =========

Warrants

In connection with the ING transaction (see Note 5), the Company issued a common stock purchase warrant (the "ING Warrant") to ING for the purchase of 2,322,464 shares of common stock (subject to certain antidilution rights) at an initial purchase price of $2.50 per share, which expires July 27, 2005. The ING Warrant requires an adjustment of the warrant exercise price to $2.00 per share if the Company does not complete a public offering of its common stock at a price of at least $2.50 per share with net proceeds to the Company of at least $10 million
by July 27, 1998.   And, as part of the same transaction, the Company issued a warrant to Sutro & Co. for the purchase of 100,000 shares of common stock at $2.50 per share (the "Sutro Warrant") subject to certain antidilutive provisions similar to those granted to ING. During fiscal 1991 the Company issued a warrant to Princeton Securities for the purchase of 50,000 shares of common stock at $3.44 per share. The Company has also issued warrants to Centerline and DR&A in conjunction with certain marketing arrangements.

Stock Options

The 1989 Stock Option Plan (the 1989 Plan) provides for the grant of incentive and non-qualified options to purchase up to 1,000,000 shares of common stock. The Stock Option Committee of the Board of Directors determines the number of shares, date of grant, exercise price, when the options become exercisable and expiration date of each grant. The exercise price of incentive stock options cannot be less than the fair market value of the shares at the grant date. The outstanding options are generally exercisable 20% a year commencing one year after date of grant.

In 1994, the Board of Directors adopted, and the shareholders approved, the 1994 Stock Option Plan (the 1994 Plan) and the 1994 Stock Option Plan for Directors (the 1994 Directors Plan). Both plans are administered by a committee of the Board of Directors and terminate in March 2004.

The 1994 Plan provides for the granting of options to purchase up to 1,200,000 shares of common stock. Incentive and nonqualified stock options may be granted to any full-time salaried employees, and nonqualified options to any consultant. The Stock Option Committee of the Board of Directors determines the number of shares, date of grant, exercise price, when the options become exercisable and expiration date of each grant. The exercise price of incentive stock options cannot be less than the fair market value of the shares at the grant date. The outstanding options are generally exercisable 20% a year commencing one year after date of grant.

                        Matthews Studio Equipment Group

7.  SHAREHOLDERS' EQUITY (continued)


During 1996 and 1995, no options were exercised under the 1994 Plan.

The 1994 Directors Plan provides for the granting of options to purchase up to 300,000 shares of common stock. As of the date of each Annual Meeting of Shareholders, non-employee directors who have not previously received a grant under the 1994 Directors Plan, will receive an option to purchase 15,000 shares of common stock. Such shares are exercisable ratably 6, 24 and 36 months after the grant date, and at the fair market value of the shares at the grant date. During 1996 and 1995, no options were exercised under the 1994 Directors Plan.

In addition to options under the Plans, the Company also issued options outside of these Plans to Carlos D. De Mattos, Edward Phillips and ING during fiscal 1995. During 1996 and 1995, none of these options were exercised.

At September 30, 1996, the Company has adequately reserved common shares to cover all outstanding options and warrants.

8.  LEASES

The Company leases its primary facilities under non-cancelable operating leases with a company owned by certain officers/shareholders; such leases expire in December 1999. The Company also leases equipment, vehicles and other premises under capital leases and non-cancelable operating leases.

Certain leases contain escalation clauses based on inflation or fixed amounts and generally require the Company to pay utilities, insurance, taxes and other operating expenses.

Property and equipment includes the following assets recorded under capital leases (in thousands):

                                                       September 30
                                                     1996        1995
                                                   --------   ---------
                                                      (in thousands)

      Property and equipment                       $    775   $   1,619
      Less accumulated amortization                     242         448
                                                   --------   ---------
                                                   $    533   $   1,171
                                                   ========   =========

Future minimum payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at September 30, 1996 (in thousands):

                                                                 Capital       Operating
                                                                  Leases         Leases
                                                                ----------    ------------
      1997                                                      $      165    $      1,196
      1998                                                             141             778
      1999                                                             141             549
      2000                                                              58             123
      2001                                                             -               -
                                                                ----------    ------------
                                                                       505    $      2,646
                                                                              ============
      Amounts representing interest                                     85
                                                                ----------
      Present value of net minimum lease payments (including
        current portion of $125)                                $      420
                                                                ==========

                        Matthews Studio Equipment Group

8.  LEASES (continued)

Rent expense under operating leases approximated $1,661,000 for 1996, $1,530,000 for 1995, and $1,681,000 in 1994. Included in rent expense is rent for property leased from certain officers/shareholders of $479,000, $769,000 and $921,000, for the years ended September 30, 1996, 1995 and 1994, respectively.

9.  COMMITMENTS AND CONTINGENCIES

The Company entered into five-year employment agreements with its two principal officers, expiring December 31, 1994. Effective January 1, 1995, the employment of each of these two officers was extended without a formal agreement at an annual rate of $232,000.

On July 1, 1995, the Company, entered into a written Employment Agreement ("Agreement I") with Carlos D. De Mattos to serve as the Company's President and Chairman of the Board for a three year term commencing July 1, 1995 at an annual base salary of $257,000 ("Base Salary"). Said Base Salary increases at 10% during the term of Agreement I. In December 1996, the Compensation Committee approved an increase in the base salary of Mr. De Mattos to $332,700 per year starting October 1, 1996. Agreement I provides for an annual incentive bonus from 20% to 40% of the Base Salary based upon attainment by the Company of specified Earnings (as defined in Agreement I). Mr. De Mattos was also granted an option to purchase 200,000 shares of the Company's common stock at an exercise price of $3.00 per share. The right to purchase up to 66,667 Shares under this option vests in like installments commencing on the first and the next two successive anniversary dates of Agreement I and the option is exercisable until July 2005. In addition, Mr. De Mattos agreed, upon termination of Agreement I, to render consulting services to the Company for a period of five years from such date of termination, at 50% of his Base Salary.

On July 1, 1995, the Company and its wholly-owned subsidiary, Matthews Studio Equipment, Inc. ("MSEI"), entered into a written Employment Agreement ("Agreement II") with Edward Phillips to serve as president of MSEI for a three year term commencing July 1, 1995 at an annual base salary of $257,000 ("Base Salary"). Said Base Salary increases at 10% during the term of Agreement II. The agreement provides for an annual incentive bonus from 20% to 40% of the Base Salary based upon attainment by the Company of specified Earnings (as defined in Agreement II). Mr. Phillips was also granted an option to purchase 200,000 shares of the Company's common stock at an exercise price of $3.00 per share. The right to purchase up to 66,667 Shares under this option vests in like installments commencing on the first and the next two successive anniversary
dates of Agreement II  and the option is exercisable until July 2005.   In
addition, Mr. Phillips agreed, upon termination of Agreement II, to render consulting services to the Company for a period of five years from such date of termination, at 50% of his Base Salary.

In addition to the Purchase Agreement which the Company entered into with ING (described in Note 5 of the "Notes to Consolidated Financial Statements"), as part of the transaction, the Company and certain of its management shareholders (the "Management Shareholders") entered into a Shareholders Agreement with ING (the "Shareholders Agreement") pursuant to which the Company and the shareholders agreed to nominate and vote for the election of two representatives of ING to the Board of Directors of the Company, the number of members of which would be set at nine. The Shareholders Agreement also contains certain restrictions on the transfer of shares held by ING and the Management Shareholders.

                        Matthews Studio Equipment Group

9.  COMMITMENTS AND CONTINGENCIES (continued)

The Company also entered into a registration rights agreement (the "Registration Rights Agreement") with ING and Sutro & Co., Incorporated, which acted as the Company's investment bankers in connection with the transaction ("Sutro"), entitling the holders of the ING Warrant and the common stock purchase warrant issued to Sutro with respect to the purchase of up to 100,000 shares of common stock of the Company, to certain piggy back registration rights with respect to the shares of common stock issuable upon exercise of the ING Warrant as well as any shares of common stock subsequently acquired by ING. The Registration Rights Agreement also grants ING the right to require the Company to file a shelf registration statement with respect to the sale from time to time of the 1.4 million shares of common stock of the Company acquired by ING from a former employee of the Company.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's outstanding balances under its revolving credit facility and senior subordinated notes approximate the fair value because the interest rates on outstanding borrowings vary according to current market rates or are set at approximate market rates.

11.  OTHER ITEMS

The Company maintains a defined contribution retirement plan ("the Plan"), which qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees with over one year of service and provides for a 25% match of the participants' eligible contributions. The Company recognized expense under the plan of $52,000 in 1996, $29,000 in 1995 and $36,000 in 1994.

In the fourth quarter of 1995, the Company incurred an extraordinary loss on the extinguishment of the GECC debt, of $2,449,000. The Company also recorded a fiscal 1995 fourth quarter adjustment to reduce the carrying amount of used equipment inventories by $276,000. The aggregate impact of these adjustments increased the fourth quarter's pretax loss by $2,725,000.

In the fourth quarter of 1994, the Company wrote-off certain notes and accounts receivable, principally foreign, aggregating $1,364,000. This was based on management's determination that the ultimate collectibility of such receivables was uncertain as a result of assessments of the debtors' underlying collateral, and certain recent foreign currency devaluations. The Company also recorded fiscal 1994 fourth quarter adjustments to reduce the carrying amount of inventories by $394,000, and to recognize $129,000 in settlement of a lease escalation clause. The aggregate impact of these adjustments increased the fourth quarter's pretax loss by $1,887,000.

                                  Schedule II
                       Valuation and Qualifying Accounts
                            (amounts in thousands)

          Year                                                 Charged
          Ended                                 Balance at     to Costs   Charged                  Balance
        September                               Beginning        and      to Other  Deductions     at End
            30           Description             of Year       Expenses   Accounts  - Describe    of Year
       ------------ -----------------------  ---------------- ---------- ---------- -----------  -----------
           1996      ALLOWANCE FOR DOUBTFUL
                     ACCOUNTS                         297        295          -          112  (A)       480

           1995      Allowance for doubtful
                     accounts                         225        157          -           85  (A)       297

           1994      Allowance for doubtful
                     accounts                         199      1,496          -        1,470  (A)       225


       (A)  Uncollectible accounts written off.


                               INDEX TO EXHIBITS


Exhibit
  No.                                   Description
-------   ----------------------------------------------------------------------
3(a)      Articles of Incorporation and amendments incorporated by reference to the Company's Registration Statement on Form S-18 No. 33-30963 LA.

3(b)      Bylaws and amendments incorporated by reference to the Company's
          Registration Statement on Form S-18 No. 33-30963 LA.

3(c) Amendment to Articles of Incorporation changing the number of members of Board of Directors, incorporated by reference to the Company's definitive Proxy Statement dated March 1, 1990.

3(d) Amendment to Articles of Incorporation limiting directors' and officers' liability, incorporated by reference to the Company's definitive Proxy Statement dated March 1, 1990.

3(e) Certificate of Determination regarding Preferred Stock, incorporated by reference to the Company's Form 8-K dated August 14, 1994.

3(f)      Amendment to Bylaws, incorporated by referenced to the Company's Form
          10-K for fiscal year ended September 30, 1995.

3(g)      Amended and Restated Articles of Incorporation.

4(a) Subordinated Note dated as of July 27, 1995, made by the Company in favor of ING Equity Partners, L.P. I, incorporated by reference to the Company's Form 8-K dated August 14, 1994.

4(b)      Warrant dated as of July 27, 1995 issued by the Company to ING Equity
          Partners, L.P. I, incorporated by reference to the Company's Form 8-K dated August 14, 1994.

4(c)      Registration Rights Agreement dated as of July 27, 1995, between the
          Company and ING Equity Partners, L.P. I, incorporated by reference to the Company's Form 8-K dated August 14, 1994.

4(d)      Stockholders Agreement dated as of July 27, 1995, among the Company,
          ING Equity Partners, L.P. I, Carlos D. De Mattos, Edward Phillips, C&E
          DM Limited Partnership, CE& DM LLC, The Carlos and Elena De Mattos
          Family Trust dated February 12, 1991 and the Edward and Norman
          Phillips Family Trust dated June 5, 1991, incorporated by reference to the Company's Form 8-K dated August 14, 1994.

4(e)      $4,900,000 Senior Subordinated Note dated July 27, 1995, and $100,000
          Senior Subordinated Note dated July 27, 1995, made by the Company in favor of ING Equity Partners, L.P. I, incorporated by reference to the Company's Form 10-Q for fiscal quarter ended March 31, 1996.

4(f)      Amendment No. 1 to Common Stock Purchase Warrant, dated as of April 5,
          1996, between the Company and ING Equity Partners, L.P. I, incorporated by reference to the Company's Form 10-Q for fiscal quarter ended March 31, 1996.

4(g) Amendment No. 1 to Stockholders Agreement dated as of April 5, 1996, among the Company, ING Equity Partners, L.P. I, Carlos D. De Mattos,
          Edward Phillips, C&E DM Limited Partnership, CE& DM LLC, The Carlos and Elena De Mattos Family Trust dated February 12, 1991 and the
          Edward and Norman Phillips Family Trust dated June 5, 1991, incorporated by reference to the Company's Form 10-Q for fiscal quarter ended March 31, 1996.

10(a)     1989 Stock Option Plan, incorporated by reference to the Company's
          Registration Statement on Form S-18 No. 33-30963 LA.

10(b) Amendment to 1989 Stock Option Plan incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1991.

10(c)     1994 Stock Option Plan incorporated by reference to the Company's
          Proxy Statement dated March 29, 1994.

10(d) 1994 Stock Option Plan for Directors incorporated by reference to the Company's Proxy Statement dated March 29, 1994.

10(e) Lease Agreement between PDM and the Company, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

10(f)     Lease Agreement between Hollywood Rental Co., Inc. and Douglas J.
          Pentek and Frieda M. Pentek, incorporated by reference to the Company's Registration Statement on Form S-18 No. 33-30963 LA.

10(g)     Lease Agreement between Perimeter Woods Associates and Hollywood
          Rental Co., Inc., incorporated by reference to the Company's Form 10-K dated for the fiscal year ended September 30, 1991.

10(h) First Amendment to Lease Agreement between Perimeter Woods Associates and Hollywood Rental Co., Inc., incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

10(i)     Employment Agreement between the Company and Carlos D. De Mattos dated
          July 1, 1995, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

10(j)     Employment Agreement between the Company, Matthews Studio Equipment,
          Inc. and Edward Phillips dated July 1, 1995, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

10(k)     Agreement of Dissolution of General Partnership between Matthews
          Studio Electronics, Inc., and E.F. Nettmann & Associates, Inc., dated as of September 30, 1994, less attachments, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

10(l)     Equipment Management Services Agreement between Matthews Studio
          Electronics, Inc., and E.F. Nettmann & Associates, Inc., dated as of
          October 1, 1994, less attachments, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

10(m)     Assignment of License Agreement With Option of First Refusal between
          Matthews Studio Electronics, a general partnership and the Company, dated as of June 1, 1989,

          incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

10(n)     Release dated as of July 27, 1995, made by the Company, Matthews
          Studio Equipment, Inc., Matthews Acceptance Corporation, Matthews
          Studio Electronics, Inc., Matthews Studio Electronics, E.F. Nettmann &
          Associates, Inc. in favor of General Electric Capital Corporation, incorporated by reference to the Company's Form 8-K dated August 14, 1994.

10(o)     Revolving Credit Agreement dated as of July 27, 1995 among the
          Company, Matthews Studio Equipment, Inc., Hollywood Rental Co., Inc.,
          Matthews Studio Electronics, Inc., Matthews Acceptance Corporation, and Chemical Bank, incorporated by reference to the Company's Form 8-K dated August 14, 1994, less the exhibits or schedules, but including items 10(p) and 10(q).

10(p)     Revolving Credit Note, dated as of July 27, 1995, made by the Company,
          Matthews Studio Equipment, Inc., Hollywood Rental Co., Inc., Matthews
          Studio Electronics, Inc., Matthews Acceptance Corporation, to Chemical
          Bank, incorporated by reference to the Company's Form 8-K dated August
          14, 1994.

10(q)     Security Agreement, dated as of July 27, 1995, among the Company,
          Matthews Studio Equipment, Inc., Hollywood Rental Co., Inc., Matthews
          Studio Electronics, Inc., Matthews Acceptance Corporation, Matthews
          Medical Equipment, Inc., Keylite Holdings, Inc., Keylite Production
          Services, Inc., Reel Wheels, Inc., and Chemical Bank, incorporated by reference to the Company's Form 8-K dated August 14, 1994.

10(r)     Purchase Agreement dated as of July 27, 1995 between the Company and
          ING Equity Partners, L.P. I, incorporated by reference to the Company's Form 8-K dated August 14, 1994, less the exhibits or schedules, but including items 4(a), 4(b), 4(c), 4(d), 4(e), 4(f) and
          4(g) above and 10(s) below.

10(s) Amendment No. 1 to Purchase Agreement dated as of April 5, 1996, between the Company and ING Equity Partners, L.P. I, incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended
          March 31, 1996.

10(t) First Amendment to Employment Agreement, dated as April 5, 1996, between the Company and Carlos D. De Mattos, incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996.

10(t) First Amendment to Employment Agreement, dated as April 5, 1996, between the Company and Edward Phillips, incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996.

21 List of the Company's subsidiaries, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

23 Consent of Independent Auditors covering the consolidated financial statements for the fiscal year ended September 30, 1996.

27        Financial Data Schedule