Form 10-Q
period 1996-12-31
MATTHEWS STUDIO EQUIPMENT GROUP
filed 1997-02-12
CIK 855575

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                    (MARK ONE)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Period ended DECEMBER 31, 1996
                          ------------------

                                    or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from             to
                                    ------------  -------------

     Commission file number 0-18102
                            -------

                        MATTHEWS STUDIO EQUIPMENT GROUP
                        -------------------------------
            (Exact name of registrant as specified in its charter)

                         CALIFORNIA                    95-1447751
        -------------------------------------- -----------------------
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)       Identification No.)

       2405 EMPIRE AVENUE, BURBANK, CA               91504-3399
      ------------------------------------------------------------------
      (Address of principal executive offices)      (Zip Code)

                                (818) 843-6715
                                ---------------
             (Registrant's telephone number, including area code)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. COMMON STOCK, NO PAR
                                                         ---------------------
     VALUE - 10,331,591 SHARES AS OF JANUARY 31, 1997.
     -------------------------------------------------

                                     INDEX

                MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES



     PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements (Unaudited)

              Condensed consolidated balance sheets - December 31, 1996 and September 30, 1996

              Condensed consolidated statements of income - Three months ended December 31, 1996 and 1995

              Condensed consolidated statements of cash flows - Three months ended December 31, 1996 and 1995

              Notes to condensed consolidated financial statements - December 31, 1996


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


     Signatures

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)


               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                               ($ in thousands)

                                                                          December 31, September 30,
                                                                              1996         1996
                                                                         ------------  -------------
                                                                          (Unaudited)      (Note)
ASSETS:
Current Assets:
        Cash and cash equivalents                                          $   293      $   462
        Accounts receivable, less allowance of $545 at December 31,
          1996 and $480 at September 30, 1996                                4,941        5,145
        Current portion of net investment in leases                            788          794
        Inventories                                                          5,364        4,961
        Prepaid expenses and other current assets                            1,005          945
                                                                           -------      -------
                Total current assets                                        12,391       12,307

Property and equipment, less accumulated depreciation
        and amortization of $17,880 at December 31, 1996
        and $17,214 at September 30, 1996                                   20,968       20,339
Investment in leases, less current portion                                     772          865
Other assets                                                                   929          973
                                                                           -------      -------
                Total assets                                               $35,060      $34,484
                                                                           =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
        Accounts payable                                                   $ 1,520      $ 2,603
        Accrued liabilities                                                  2,419        1,626
        Current portion of long-term debt and capital
          lease obligations                                                    116          125
        Income taxes payable                                                   206            -
                                                                           -------      -------
                Total current liabilities                                    4,261        4,354

Long-term debt and capital leases                                           19,212       18,914
Deferred income taxes                                                        2,142        2,142

Shareholders' equity:
        Preferred stock                                                          -            -
        Common stock                                                         5,584        5,584
        Retained earnings                                                    3,861        3,490
                                                                           -------      -------
                Total shareholders' equity                                   9,445        9,074
                                                                           -------      -------
                Total liabilities and shareholders' equity                 $35,060      $34,484
                                                                           =======      =======

Note: The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                     (in thousands, except per share data)


                                               Three Months Ended
                                                  December 31,

                                                  1996      1995
                                               --------  --------
Net product sales                               $3,554    $3,077
Revenues from rental operations                  5,768     3,287
                                                ------    ------
                                                 9,322     6,364

Costs and expenses:

        Cost of sales                            2,332     1,925
        Cost of rental operations                3,398     1,871
        Selling, general and administrative      2,406     1,835
        Interest                                   567       523
                                                ------    ------
                                                 8,703     6,154


Income before income taxes                         619       210
Provision for income taxes                         248        42
                                                ------    ------
                Net income                      $  371    $  168
                                                ======    ======
Earnings per common share                       $ 0.04    $ 0.02
                                                ======    ======

Weighted average number of
  common shares outstanding                     10,332    10,321


See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                               ($ in thousands)

                                                    Three Months Ended December 31,

                                                          1996           1995
                                                       ---------      ---------
Operating activities:
Net income                                             $   371       $   168
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
        Provision for doubtful accounts                     67            37
        Depreciation and amortization                      799           846
        Gain on sale of assets                             (53)          (63)
        Changes in operating assets and liabilities:
           Accounts receivable                             137          (224)
           Inventory                                      (403)           59
           Net investment in leases                         99           216
           Prepaids and other assets                       (29)          (64)
           Income tax refund receivable                      -           295
           Accounts payable and accrued liabilities       (290)          157
           Income taxes payable                            206            23
                                                       -------       -------

Net cash provided by (used in) operating activities        904         1,450

Investing activities:
Purchase of property and equipment                      (1,376)       (2,396)
Proceeds from sale of property and equipment               150            53
                                                       -------       -------
Net cash used in investing activities                   (1,226)       (2,343)

Financing activities:
Proceeds from exercise of stock options                      -             6
Proceeds from borrowings                                   153         1,321
                                                       -------       -------
Net cash provided by financing activities                  153         1,327

Net increase (decrease) in cash and cash equivalents      (169)          434

Cash and cash equivalents at beginning of period           462           438
                                                       -------       -------
Cash and cash equivalents at end of period             $   293       $   872
                                                       =======       =======


See accompanying notes.

                MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1.  Presentation


The accompanying unaudited condensed consolidated financial statements of Matthews Studio Equipment Group and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997, due to fluctuations in film production activities. For further information refer to the consolidated financial statements and footnotes thereto included in the Matthews Studio Equipment Group's annual report on Form 10-K for the year ended September 30, 1996.



2.  Accounting Policies


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


Long-Lived Assets


Long-lived assets used in operations are reviewed periodically to determine that the carrying values are not impaired and if indicators of impairment are present, or if long-lived assets are expected to be disposed of, impairment losses are recorded.


Stock Based Compensation


The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees," and intends to continue to do so. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). FAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other stock-based compensation awards. However, FAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain proforma disclosures are made. FAS 123 is effective for fiscal years beginning after December 15, 1995 (the Company's 1997 fiscal year). The Company intends to disclose the information required by FAS 123 beginning with its 1997 fiscal year end.

                MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                             (Unaudited)-Continued



2.   Accounting Policies (continued)

Per Share Data


Per share data has been computed based on the weighted average number of shares of common stock outstanding as dilutive options and warrants account for less than 3% of the outstanding common shares. For the first quarter of fiscal years 1997 and 1996, the effect of the stock options and warrants were antidilutive, using the modified treasury stock method as a result of exercise prices of options and warrants in excess of market.


Inventories


Inventories are principally stated at the lower of first-in, first-out cost or market.


Income Taxes


Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effective income tax rate is 40% for the current quarter versus approximately 20% for the same period of the prior year. The lower rate for last year was primarily attributable to the utilization of net operating loss and alternative minimum tax net operating loss carryforwards.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Overview
--------

In the first three months of fiscal 1997, the Company continued the trends from fiscal 1996 of growth and improved operating results. The first three months of fiscal 1997 showed improvements in sales, net income, and earnings per share over the first three months of fiscal 1996. Revenues increased $2,958,000 or 46% to $9,322,000 for the first three months of fiscal 1997, from $6,364,000 for the first three months of fiscal 1996. Net income increased $203,000 to $371,000 for the first three months of fiscal 1997, from $168,000 for the first three months of fiscal 1996.



Three-Month Period ended December 31, 1996 and December 31, 1995
----------------------------------------------------------------


Net Product Sales
-----------------

Net equipment and supply sales were $3,554,000 for the first three months of fiscal 1997, an increase of $477,000, or 16%, from $3,077,000 for the first three months of fiscal 1996. Sales of production equipment and accessories for lighting support, camera support, lighting control and equipment sales to the retail industry ("Equipment sales") increased to $2,470,000, an increase of $139,000, or 6%, from $2,331,000 in fiscal 1996. Sales of expendable supply products increased in the first quarter of fiscal 1997 to $1,002,000 from $693,000, an increase of $309,000 or 45% over the same period last year.



Revenues From Rental Operations
-------------------------------

Revenues from rental operations were $5,768,000 for the first three months of fiscal 1997, compared to $3,287,000 for the same period last year, an increase of $2,481,000 or 75%. Production equipment rentals, primarily of lighting, grip, power generators and trucks, increased to approximately $5,643,000, an increase of $2,726,000 or 93% from approximately $2,917,000, for the same period last year. The increase was primarily due to a large-budget film project currently in progress and a general increase in industry activity. Also contributing to the increase in the Company's rental revenues was the addition of equipment to the Company's rental inventory base, including equipment added for the new marketing centers opened in fiscal 1996.



Gross Profit - Sales
--------------------

Gross profit as a percentage of sales was approximately 34% for the first three months of fiscal 1997, compared to approximately 37% for the same period in fiscal 1996. The lower gross profit percentage realized by the Company on higher revenues was primarily attributable to the increase in expendable supply product sales, which carry lower gross profit margins than the Company's other products. The dollar amount of gross profit on net product sales increased only slightly in the first quarter of fiscal 1997 over the same period last year.



Gross Profit - Rental
---------------------

Gross profit as a percentage of rental revenues was approximately 41% for the first three months of fiscal 1997 compared to 43% in fiscal 1996. While the gross profit from rental revenues increased by $954,000 for the first three months of fiscal 1997 as compared to fiscal 1996, the gross profit percentage decreased mainly as a result of substantially increased subrental costs to support the heavy increase in rental activity.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses were $2,406,000 in the first three months of fiscal 1997 compared to $1,835,000 for the same period in fiscal 1996. As a percent of sales, selling, general and administrative expenses were 26% for the first three months of fiscal 1997 compared to 29% for the same period in fiscal 1996. The dollar increase was required to support the increase in operations and was due mainly to higher payroll and related costs, as well as higher advertising, sales commission and bonus expenses.




Interest
--------

Interest increased to $567,000 in the first three months of fiscal 1997 from $523,000 in the first three months of fiscal 1996.



Liquidity and Capital Resources
-------------------------------

During the three months ended December 31, 1996, the Company financed its operations primarily from internally generated cash flow.


Working capital was $8,130,000 at December 31, 1996 compared to $7,953,000 at September 30, 1996.


During the first three months of fiscal 1997, the Company generated cash from operating activities of $905,000. The major contributor to cash from operating activities was earnings before depreciation and amortization of $1,170,000. Operating cash flow was somewhat lower for the first three months of fiscal 1997 compared to the same period last year, due to increased working capital requirements to support the increase in business activity.


The Company primarily applied cash from operating activities of $905,000, augmented by additional borrowings from the Company's bank line of $152,000, to finance the acquisition of capital equipment. The major component of the asset additions were equipment for the Company's Equipment rental operations of approximately $903,000.


During the next twelve months, the Company expects to purchase new capital equipment to allow its operations to be more efficient, support growth and to minimize the subrental of equipment necessary to meet customer orders. The Company expects to finance its capital acquisition program through a combination of cash generated from operations and additional borrowings under its bank line of credit. The Company believes it will have sufficient funds from operations and bank borrowings to meet its anticipated requirements for working capital during the next twelve months.

PART II.  OTHER INFORMATION

Items 1 through 5 are not applicable.

Item 6.   Exhibits and Reports on Form 8-K

              (a)   The following exhibits are filed herewith:


                    27      Financial Data Schedule


              (b) The Company did not file any reports on Form 8-K during the three months ended December 31, 1996.

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q for the period ending December 31, 1996, to be signed on its behalf by the undersigned hereunto duly authorized.



                             MATTHEWS STUDIO EQUIPMENT GROUP
                                      (Registrant)



Date: February 10, 1997            By:          /s/ Gary Borman
                                   ---------------------------------------------
                                                    Gary Borman
                                               Corporate Controller