Form 10-Q
period 1997-03-31
MATTHEWS STUDIO EQUIPMENT GROUP
filed 1997-05-14
CIK 855575

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


                                  (MARK ONE)


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the Period ended MARCH  31, 1997
                           ----------------

                                    or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from         to
                                     -------    -------

Commission file number 0-18102
                       -------



                        MATTHEWS STUDIO EQUIPMENT GROUP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)



                   CALIFORNIA                       95-1447751
         -------------------------------      --------------------
         (State or other jurisdiction of        (I.R.S. Employer
         incorporation or organization)        Identification No.)



        3111 NORTH KENWOOD STREET, BURBANK, CA                 91505
        ---------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)



                                (818) 525-5200
             ----------------------------------------------------
             (Registrant's telephone number, including area code)



                  2405 EMPIRE AVENUE, BURBANK, CA 91504-3399
           -------------------------------------------------------
           (Former name, former address and former fiscal year, if
                          changed since last report)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. COMMON STOCK, NO PAR VALUE
                                                 --------------------------
10,336,591 SHARES AS OF APRIL 30, 1997.
---------------------------------------

                                     INDEX

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - March 31, 1997 and September 30, 1996


         Condensed consolidated statements of income - Three months ended March 31, 1997 and 1996; Six months ended March 31, 1997 and 1996

         Condensed consolidated statements of cash flows - Six months ended March 31, 1997 and 1996

         Notes to condensed consolidated financial statements - March  31, 1997


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I, FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                               ($ in thousands)

                                                       March 31,       September 30,
                                                         1997              1996
                                                      -----------      -------------
                                                      (Unaudited)         (Note)
ASSETS:
Current assets:
  Cash and cash equivalents                           $       685      $       462
  Accounts receivable, less allowance of $579 at
     March 31, 1997 and $480 at September 30, 1996          6,242            5,145
  Current portion of net investment in leases                 771              794
  Inventories                                               6,363            4,961
  Prepaid expenses and other current assets                 1,124              945
                                                      -----------      -----------
      Total current assets                                 15,185           12,307

Property and equipment, less accumulated
  depreciation and amortization of $18,537
  at March 31, 1997 and $17,214 at
  September 30, 1996                                       20,932           20,339
Investment in leases, less current portion                    660              865
Other assets                                                1,431              973
                                                      -----------      -----------
      Total assets                                    $    38,208      $    34,484
                                                      ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                    $     2,814      $     2,603
  Accrued liabilities                                       2,302            1,626
  Current portion of long-term debt and capital
    lease obligations                                         165              125
  Income taxes payable                                        158              -
                                                      -----------      -----------
      Total current liabilities                             5,439            4,354

Long-term debt and capital leases                          20,658           18,914
Deferred income taxes                                       2,142            2,142

Shareholders' equity
  Preferred stock                                             -                -
  Common stock                                              5,589            5,584
  Retained earnings                                         4,380            3,490
                                                      -----------      -----------
      Total shareholders' equity                            9,969            9,074
                                                      -----------      -----------
      Total liabilities and shareholders' equity      $    38,208      $    34,484
                                                      ===========      ===========

Note: The balance sheet at September 30, 1996 has been derived from the audited financial statements at that date.

See accompanying notes

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                    ($ in thousands, except per share data)

                                   Three Months Ended        Six Months Ended
                                         March 31,               March 31,
                                     1997        1996         1997      1996
                                   --------    --------     --------  --------
Net product sales                  $  5,149    $  3,517     $  8,703  $  6,697
Revenue from rental operations        5,626       3,249       11,394     6,434
                                   --------    --------     --------  --------
                                     10,775       6,766       20,097    13,131

Costs and expenses:

   Cost of sales                      3,537       2,285        5,869     4,285
   Cost of rental operations          2,982       1,841        6,380     3,638
   Selling, general and
     administrative                   2,828       2,018        5,235     3,854
   Interest                             564         476        1,130       999
                                   --------    --------     --------  --------
                                      9,911       6,620       18,614    12,776

Income before income taxes              864         146        1,483       355
Provision for income taxes              345          29          593        70
                                   --------    --------     --------  --------

     Net income                    $    519    $    117     $    890  $    285
                                   ========    ========     ========  ========

Earnings per common share             $0.05       $0.01        $0.09     $0.03
                                   ========    ========     ========  ========

Weighted average number of
  common shares outstanding          10,335      10,321       10,333    10,324


See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                               ($ in thousands)

                                                         Six Months Ended March 31,
                                                             1997          1996
                                                           --------      --------
Operating activities:
Net income                                                 $    890      $    285
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Provision for doubtful accounts                             138            80
    Depreciation & amortization                               1,614         1,667
    Gain on sale of assets                                     (146)          (65)
    Changes in operating assets and liabilities net of
      effects from purchase of Media Lighting Supply, Inc.:
      Accounts receivable                                      (639)          290
      Inventories                                              (921)          (84)
      Net investment in leases                                  252           302
      Prepaids/other assets                                    (238)          (56)
      Income tax refund receivable                              -             252
      Accounts payable and accrued liabilities                   84          (229)
      Income taxes payable                                      158            54
                                                           --------      --------

Net cash provided by operating activities                     1,192         2,496

Investing activities:
Payment for acquisition of Media Lighting Supply, Inc.,
  less amount paid by assumption of debt                       (200)          -
Purchase of other property and equipment                     (2,254)       (3,847)
Proceeds from sale of property and equipment                    364           218
                                                           --------      --------

Cash used in investing activities                            (2,090)       (3,629)

Financing activities:
Proceeds from exercise of stock options                           5            12
Proceeds from borrowings                                      1,116         1,069
                                                           --------      --------

Net cash provided by financing activities                     1,121         1,081

Net increase (decrease) in cash and cash equivalents            223           (52)

Cash and cash equivalents at beginning of period                462           438
                                                           --------      --------
Cash and cash equivalents at end of period                 $    685      $    386
                                                           ========      ========

See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                            (Unaudited) - Continued
                               ($ in thousands)


                Supplementary Schedule of Noncash Investing and
                             Financing Activities



The Company purchased the operations of Media Lighting Supply, Inc., for $425 in cash, with only $200 of the purchase price being due on closing. The remaining portion will be due in installments of $100, $100 and $25 over the next three years. In connection with the acquisition, assets acquired and liabilities assumed were as follows:

                   Assets purchased                 $ 1,705
                   Cash paid                           (200)
                                                    -------
                   Liabilities assumed              $ 1,505
                                                    =======


See accompanying notes.

                MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   Presentation

The accompanying unaudited condensed consolidated financial statements of Matthews Studio Equipment Group and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997, due to fluctuations in film production activities. For further information refer to the consolidated financial statements and footnotes thereto included in the Matthews Studio Equipment Group annual report on Form 10-K for the year ended September 30, 1996.


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


Stock Based Compensation

The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees," and intends to continue to do so. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("FAS 123"). FAS 123 established a fair value-based method of accounting for compensation cost related to stock options and other stock-based compensation awards. However, FAS 123 allows an entity to continue to measure compensation costs using the principles of APB 25 if certain proforma disclosures are made. FAS 123 is effective for fiscal years beginning after December 15, 1995 (the Company's 1997 fiscal year). The Company intends to disclose the information required by FAS 123 beginning with its financial statements for fiscal year end 1997.

                MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                             (Unaudited)-Continued

2.   Accounting Policies (continued)

Per Share Data

Per share data has been computed based on the weighted average number of shares of common stock outstanding as dilutive options and warrants account for less than 3% of the outstanding common shares. For the first and second quarters of fiscal years 1997 and 1996, the effect of the stock options and warrants were antidilutive, using the modified treasury stock method as a result of exercise prices of options and warrants in excess of market.


Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market.


Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The effective income tax rate is 40% for the current quarter versus approximately 20% for the same period of the prior year. The lower rate for last year was primarily attributable to the utilization of net operating loss and alternative minimum tax carryforwards.


3.   Stock Options

During the six months ended March 31, 1997, 5,000 shares of common stock were issued upon exercise of stock options.

                MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                             (Unaudited)-Continued


4.   Acquisition

On February 21, 1997, the Company purchased the assets and business of Media Lighting Supply, Inc., a lighting supply company in Miami, Florida. The acquisition was made for cash of $425,000. In addition, the Company assumed debt, including unpaid purchase price of $1,505,000. Only $200,000 of cash was paid on closing, with the remaining portion of the purchase price becoming due in installments of $100,000, $100,000 and $25,000 on the first, second and third anniversaries of the closing. The pro forma unaudited results of operations for the six months ended March 31, 1997 and 1996, assuming consummation of the purchase as of October 1, 1995, are as follows:

                                        Six Months Ended March 31
                                          1997             1996
                                          ----             ----
                                 ($ in thousands, except per share data)
Net revenue                              $21,192          $15,008
Net income                                   910              303
Net income per common share              $  0.09          $  0.03


5.   Subsequent Event

On May 2, 1997, the Company purchased the assets and business of Duke City Video, Inc. ("Duke City"), which generally conducts business as Duke City Studio. Duke City provides rental services of audio, video, film and professional grip equipment, as well as various levels of production expertise, crews and expendable supplies to the film and television production industry. Duke City has operations in Albuquerque, New Mexico, Burbank, California and Dallas, Texas. In connection with the acquisition of Duke City, the Company entered into stock purchase agreements to exchange all of the outstanding common stock of Duke City with the former shareholders for 285,715 of restricted shares of the Company's common stock. The acquisition will be accounted for as a purchase and the operations of Duke City will be included in the consolidated statements in the Company's third fiscal quarter.

Also, in connection with the Duke City acquisition certain amendments to the Company's revolving credit facility were approved by the bank which increased the facility to $18.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Overview
--------

In the first and second quarters of fiscal 1997, the Company continued the trends from fiscal 1996 of growth and improved operating results. The first and second quarters of fiscal 1997 showed improvements in sales, net income, and earnings per share over the comparable periods of fiscal 1996. Revenues increased by $6,966,000 or 53% to $20,097,000 for the first six months of fiscal 1997, from $13,131,000 for the first six months of fiscal 1996. Net income increased by $605,000 or 212% to $890,000 for the first six months of fiscal 1997, from $285,000 for the first six months of fiscal 1996 while income before income taxes increased by $1,128,000 or 318% during the same period.


Three-Month Period ended March 31, 1997 and March 31, 1996
----------------------------------------------------------

Net Product Sales
-----------------

Net equipment and supply sales were $5,149,000 for the second quarter of fiscal 1997, an increase of $1,632,000 or 46%, from $3,517,000 for the second quarter of fiscal 1996. Sales of production equipment and accessories for lighting support, camera support, lighting control and equipment sales to the retail industry ("Equipment sales") increased to $3,220,000, an increase of $731,000, or 29%, from $2,489,000 in fiscal 1996. Sales of expendable supply products increased in the second quarter of fiscal 1997 to $1,929,000 from $1,028,000, an increase of $901,000 or 88% over the same period last year. The increase in sales of expendable supply products resulted principally from revenue relating to Media Lighting Supply, Inc., which was acquired during the second quarter of fiscal year 1997.


Revenues From Rental Operations
-------------------------------

Revenues from rental operations were $5,626,000 for the second quarter of fiscal 1997, compared to $3,249,000 for the same period last year, an increase of $2,377,000 or 73%. Production equipment rentals, primarily of lighting, grip, power generators and trucks, increased to approximately $5,576,000, an increase of $2,538,000 or 84% from approximately $3,038,000, for the same period last year. Approximately 43% of the total revenue in the second quarter of fiscal year 1997 was from large-budget film projects completed during the quarter.
Also contributing to the increase in the Company's rental revenues was the addition of equipment to the Company's rental inventory base, including equipment added for the new marketing centers opened in fiscal 1996.


Gross Profit - Sales
--------------------

Gross profit as a percentage of sales was approximately 31% for the second quarter of fiscal 1997, compared to approximately 35% for the same period in fiscal 1996. The lower gross profit percentage realized by the Company on higher revenues was primarily attributable to the increase in expendable supply product sales, which carry lower gross profit margins than the Company's other products.

Gross Profit - Rental
---------------------

Gross profit as a percentage of rental revenues was approximately 47% for the second quarter of fiscal 1997 compared to 43% in fiscal 1996. Gross profit from rental revenues increased by $1,236,000 for the second quarter of fiscal 1997 as compared to fiscal 1996, mainly due to the increase in revenues and the significant amount of costs which are of a fixed nature.


Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses were $2,828,000 in the second quarter of fiscal 1997 compared to $2,018,000 for the same period in fiscal 1996. As a percent of sales, selling, general and administrative expenses were 26% for the second quarter of fiscal 1997 compared to 30% for the same period in fiscal 1996. The dollar increase was required to support the increase in operations and was due mainly to higher payroll and related costs, as well as higher advertising and sales commission expenses.


Interest
--------

Interest increased to $564,000 in the second quarter of fiscal 1997 from $476,000 in the second quarter of fiscal 1996. The increase in interest costs is primarily due to an increase in the outstanding principal amount of debt, a portion of which is attributable to the acquisition of Media Lighting Supply, Inc.


Six-Month Period ended March 31, 1997 and March 31, 1996
--------------------------------------------------------

Net Product Sales
-----------------

Net equipment and supply sales increased to $8,703,000 for the first six months of fiscal 1997, compared to $6,697,000 for the first six months of fiscal 1997. Equipment sales increased to $5,772,000 for the first six months of fiscal 1997, an increase of $916,000 or 19% from $4,856,000 for the same period last year. The increase in Equipment sales is attributable to concentrated marketing efforts. Sales of expendable supplies increased by approximately $1,581,000 compared to the first six months of 1996 and approximately $1,062,000 of the increase relates to Media Lighting Supply, Inc., which was acquired during the second quarter of fiscal year 1997.


Revenues From Rental Operations
-------------------------------

Revenues from rental operations were $11,394,000 for the first six months of fiscal 1997, compared to $6,434,000 for the same period last year, an increase of $4,960,000 or 77%. Approximately 51% of the total revenue of the first six months of fiscal year 1997 was from large-budget film projects which were completed during the second quarter. Also contributing to the increase in the Company's rental revenues was the addition of equipment to the Company's rental inventory base, including equipment added for the new marketing centers opened in fiscal year 1996.

Gross Profit - Sales
--------------------

Gross profit as a percentage of sales was approximately 33% for the first six months of fiscal 1997, compared to approximately 36% for the same period in fiscal 1996. The decrease was primarily attributable to the increase in expendable supply product sales, which carry lower gross profit margins than the Company's other products.


Gross Profit - Rental
---------------------

Gross profit as a percentage of rental revenues was approximately 44% for the first six months of fiscal 1997, compared to 43% in fiscal 1996. The small increase in gross profit despite a more significant increase in rental revenues is due to an increase of $1,902,000 in sub-rental costs as a result of higher rental activities during the current period. Sub-rental costs as a percentage of revenue was 22% for the first six months of fiscal year 1997, compared to 10% for the same period in fiscal year 1996.


Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses were $5,235,000 for the first six months of fiscal 1997, compared to $3,854,000 for the same period in fiscal year 1996. As a percent of sales, selling, general and administrative expenses were 26% for the first six months of fiscal 1997, compared to 29% for the same period in fiscal 1996. The dollar increase was required to support the increase in operations and was due mainly to higher payroll and related costs, as well as higher advertising and sales commission expenses.


Interest
--------

Interest increased to $1,130,000 for the first six months of fiscal 1997, compared to $999,000 for the first six months of fiscal 1996. The increase in interest costs is primarily due to an increase in the outstanding principal amount of debt.


Liquidity and Capital Resources
-------------------------------

During the six months ended March 31, 1997, the Company financed its operations primarily from internally generated cash flow and bank borrowings.

Working capital was $9,746,000 at March 31, 1997 compared to $7,953,000 at September 30, 1996.

During the first six months of fiscal 1997, the Company generated cash from operating activities of $1,192,000. The major contributor to cash from operating activities was earnings before depreciation and amortization of $2,504,000. Operating cash flow was somewhat lower for the first six months of fiscal 1997 compared to the same period last year, due to increased working capital requirements to support the increase in business activity.

The Company utilized the cash from operating activities augmented by additional borrowings from the Company's bank line of $1,116,000, to finance the acquisition of capital equipment. The major components of the asset additions were equipment for the Company's equipment rental operations of approximately $1,429,000, and cash used for the acquisition of the operations and assets of Media Lighting Supply, Inc.

During the next twelve months, the Company expects to purchase new capital equipment to allow its operations to be more efficient, support growth and to minimize the sub-rental of equipment necessary to meet customer orders. The Company expects to finance its capital acquisition program through a combination of cash generated from operations and additional borrowings under its bank line of credit. The Company believes it will have sufficient funds from operations and bank borrowings to meet its anticipated requirements for working capital during the next twelve months.

PART II.  OTHER INFORMATION


Items 1,2,3, and 5 are not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.


          The Annual Meeting of Shareholders of Matthews Studio Equipment Group was held on March 27, 1997.

          In addition to election of directors, the following matters were voted upon and the results were as follows:

          To amend the Articles of Incorporation to eliminate inapplicable language regarding the Company's business. Number of votes:

                For       Against    Abstain      Broker Non-votes
                ---       -------    -------      ----------------

             6,632,245    516,000     6,054             242,700


          To ratify Ernst & Young LLP as the Company's independent accountants for the fiscal year ending September 30, 1997. Number of votes:

                For       Against    Abstain      Broker Non-votes
                ---       -------    -------      ----------------

             7,385,245     11,550      204               -


Item 6.   Exhibits and Reports on Form 8-K

          (a) The following exhibits are filed herewith:

              27    Financial Data Schedule



          (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q for the period ending March 31, 1997, to be signed on its behalf by the undersigned hereunto duly authorized.


                                        MATTHEWS STUDIO EQUIPMENT GROUP
                                                   (Registrant)



Date: May 13, 1997                      By:      /s/ Gary Borman
                                           ---------------------------------
                                                     Gary Borman
                                        Vice President, Corporate Controller