Form 10-Q
period 1997-06-30
MATTHEWS STUDIO EQUIPMENT GROUP
filed 1997-08-14
CIK 855575

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                    (MARK ONE)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period ended JUNE 30, 1997
                                          -------------

                                    or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from             to
                                                   ------------    -------------

Commission file number 0-18102
                       -------

                        MATTHEWS STUDIO EQUIPMENT GROUP
                        -------------------------------
            (Exact name of registrant as specified in its charter)


               CALIFORNIA                                 95-1447751
      -------------------------------------------------------------------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


           3111 NORTH KENWOOD STREET, BURBANK, CA          91505
           ---------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)


                                (818) 525-5200
                                --------------
             (Registrant's telephone number, including area code)



                   2405 EMPIRE AVENUE, BURBANK, CA 91504-3399
                   ------------------------------------------
                  (Former name, former address and former
                   fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. COMMON STOCK, NO PAR VALUE
                                                 --------------------------
10,624,706 SHARES AS OF JULY 31, 1997.
--------------------------------------

                                     INDEX

                MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES


PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - June 30, 1997 and September 30, 1996

         Condensed consolidated statements of income - Three months ended June 30, 1997 and 1996; Nine months ended June 30, 1997 and 1996

         Condensed consolidated statements of cash flows - Nine months ended June 30, 1997 and 1996

         Notes to condensed consolidated financial statements - June 30, 1997


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

Item 6.  Exhibits and Reports on Form 8-K


Signatures

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                               ($ in thousands)

                                                                                           June 30,            September 30,
                                                                                            1997                   1996
                                                                                         ------------         ----------------
                                                                                          (Unaudited)               (Note)
ASSETS:
Current assets:
    Cash and cash equivalents                                                                 $   475             $   462
    Accounts receivable, less allowance of $782 at June 30,
         1997 and $480 at September 30, 1996                                                    7,708               5,145
    Current portion of net investment in leases                                                   857                 794
    Inventories                                                                                 7,170               4,961
    Prepaid expenses and other current assets                                                   1,039                 945
                                                                                              -------             -------
              Total current assets                                                             17,249              12,307

Property and equipment, less accumulated depreciation
    and amortization of $19,248 at June 30, 1997
    and $17,214 at September 30, 1996                                                          31,899              20,339
Investment in leases, less current portion                                                        502                 865
Goodwill                                                                                        2,776                  85
Other assets                                                                                    1,116                 888
                                                                                              -------             -------
              Total assets                                                                    $53,542             $34,484
                                                                                              =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                                                                          $ 4,926             $ 2,603
    Accrued liabilities                                                                         1,961               1,626
    Current portion of long-term debt and capital
         lease obligations                                                                      3,534                 125
                                                                                              -------             -------
             Total current liabilities                                                         10,421               4,354


Long-term debt  and capital leases                                                             30,625              18,914
Deferred income taxes                                                                           1,917               2,142

Shareholders' equity:
    Preferred stock                                                                                 -                   -
    Common stock                                                                                5,875               5,584
    Retained earnings                                                                           4,704               3,490
                                                                                              -------             -------
Total shareholders' equity                                                                     10,579               9,074
                                                                                              -------             -------

                                                                                              -------             -------
Total liabilities and shareholders' equity                                                    $53,542             $34,484
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

See accompanying notes

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                    ($ in thousands, except per share data)




                                                     Three Months Ended       Nine Months Ended
                                                          June 30,                June 30,
                                                   1997             1996       1997         1996
                                                ---------         --------   --------     --------
Net product sales                                 $ 5,479          $ 4,721    $14,182      $11,418
Revenue from rental operations                      5,901            3,376     17,295        9,810
                                                ---------         --------   ---------    --------
                                                   11,380            8,097     31,477       21,228

Costs and expenses:

         Cost of sales                              3,674            3,065      9,543        7,261
         Cost of rental operations                  3,377            1,878      9,757        5,605
         Selling, general and administrative        3,180            2,337      8,414        6,191
         Interest                                     809              519      1,940        1,518
                                                ---------        ---------   ---------   ---------
                                                   11,040            7,799     29,654       20,575


Income before income taxes                            340              298      1,823          653
Provision for income taxes                             16               54        609          125
                                                ---------       ----------   ---------   ---------
                   Net income                     $   324          $   244   $  1,214      $   528
                                                =========       ==========   =========   =========

Earnings per common share                         $  0.03          $  0.02   $   0.11      $  0.05
                                                =========       ==========   =========   =========


Weighted average number of
  common and common equivalent
  shares outstanding                               12,557           10,330     12,454       10,324

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                               ($ in thousands)

                                                                                             Nine Months Ended June 30,
                                                                                                1997            1996
                                                                                             -----------    -----------
Operating activities:
Net income                                                                                      $ 1,214        $   528
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Provision for doubtful accounts                                                              224            136
       Depreciation & amortization                                                                2,890          2,307
       Gain on sale of assets                                                                      (188)          (157)
       Changes in operating assets and liabilities net of
         effects from purchases of Media Lighting Supply, Inc.
         and Duke City Video, Inc.:
             Accounts receivable                                                                   (916)          (664)
             Inventories                                                                         (1,728)            44
             Net investment in leases                                                               310            537
             Prepaids/other assets                                                                 (254)           (78)
             Income tax refund receivable                                                                          252
             Accounts payable and accrued liabilities                                               (71)         1,309
             Income taxes payable                                                                  (245)           108
                                                                                                -------        -------
Net cash provided by operating activities                                                         1,236          4,322

Investing activities:
Payment for acquisitions
    less amount paid by assumption of debt                                                         (200)            -
Purchase of other property and equipment                                                         (5,457)       (5,405)
Proceeds from sale of property and equipment                                                        464           553
                                                                                               --------       -------

Cash used in investing activities                                                                (5,193)       (4,852)

Financing activities:
Proceeds from exercise of stock options                                                               5            18
Proceeds from borrowings                                                                          3,965           480
                                                                                                -------       -------

Net cash provided by financing activities                                                         3,970           498

Net increase (decrease) in cash and cash equivalents                                                 13           (32)

Cash and cash equivalents at beginning of period                                                    462           438
                                                                                               --------        ------

Cash and cash equivalents at end of period                                                      $   475       $   406
                                                                                               ========       =======

See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                            (Unaudited) - Continued
                               ($ in thousands)


                Supplementary Schedule of Noncash Investing and
                             Financing Activities



 The Company issued 285,715 restricted shares of its common stock, valued at $286, in exchange for all of the common stock of Duke City Video, Inc. In addition, the Company purchased the operations of Media Lighting Supply, Inc., for $425 in cash, with only $200 of the purchase price being due on closing. The remaining portion will be due in installments of $100, $100 and $25 over each of the next three years, respectively. In connection with the acquisitions, assets acquired and liabilities assumed were as follows:

                Fair value of assets                    $14,441
                acquired
                Cash paid                                  (200)
                Common stock issued for
                acquired company                           (286)
                                                       --------
                Liabilities assumed                     $13,955
                                                       ========















See accompanying notes.

                MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.  Presentation


The accompanying unaudited condensed consolidated financial statements of Matthews Studio Equipment Group and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1997, due to fluctuations in film production activities. For further information refer to the consolidated financial statements and footnotes thereto included in the Matthews Studio Equipment Group annual report on Form 10-K for the year ended September 30, 1996.


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

                MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                             (Unaudited)-Continued


2.   Accounting Policies (continued)

Per Share Data

The computation of earnings per common and common equivalent shares is based upon the weighted average number of common shares outstanding during the period plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from the assumed exercise of stock options and warrants to purchase common stock.

Earnings per share is computed under the modified treasury stock method which assumes the exercise of all outstanding stock options and warrants to purchase common stock, and the use of the assumed proceeds thereof to purchase up to a
maximum of 20% of the then outstanding common stock of the Company.   Excess
proceeds derived from the assumed purchase of such shares are assumed to be utilized to reduce the outstanding balances of notes payable. As a result, for purposes of determining earnings per share, net income is adjusted for the hypothetical reduction in interest expense of $52,000 and $205,000, for the three and nine months ended June 30, 1997, respectively, such adjustments being made net of income taxes.

Prior to the quarter ended June 30, 1997, per share data had been computed based on the weighted average number of shares of common stock outstanding as dilutive options and warrants accounted for less than 3% of the outstanding common shares, as a result of exercise prices of options and warrants in excess of the existing market prices.

As a result of the increase in the market price of the Company's common stock in the third quarter of fiscal year 1997, the earnings per share under the modified treasury stock method were $0.03 per share for the quarter ended June 30, 1997, and $0.11 for the nine months ended June 30, 1997. The earnings per share for the six months ended March 31, 1997 was $0.09 because dilutive options and warrants were immaterial to the earnings per share calculation under the modified treasury stock method.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Accounting for Earnings Per Share" ("FAS 128"). The Company will adopt this new standard in fiscal year 1998, and has not yet determined the potential impact on the financial statements.


Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market.


Goodwill

Goodwill is amortized over a period of 25 years.


Income Taxes

Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. During the quarter ended June 30, 1997, the tax provision calculated at a 40% effective rate was reduced by $120,000 as a result of an analysis of the Company's income tax valuation allowance. The reduction (benefit) was recognized based on current circumstances relating to expected utilization of net operating loss carryforwards. The lower effective income tax rate for the nine months ended June 30, 1996, was primarily attributable to the utilization of net operating loss and alternative minimum tax carryforwards.


3.  Stock Options

During the nine months ended June 30, 1997, 5,000 shares of common stock were issued upon exercise of stock options.

                MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                             (Unaudited)-Continued



4.  Acquisitions


On May 2, 1997, the Company acquired Duke City Video, Inc. ("Duke City"), pursuant to stock exchange agreements dated as of May 2, 1997, among the shareholders of Duke City and Duke City Holdings Inc., a wholly-owned subsidiary of the Company. Pursuant to the stock exchange agreements the Duke City shareholders received 285,715 restricted shares of the Company's common stock in exchange for all of the common stock of Duke City, in a transaction exempt from registration under the Securities Act of 1933.

On February 21, 1997, the Company purchased the assets and business of Media Lighting Supply, Inc., a lighting supply company in Miami, Florida. The acquisition was made for cash of $425,000. In addition, the Company incurred debt of $1,505,000 related to the transaction. Only $200,000 of cash was paid on closing, with the remaining portion of the purchase price becoming due in installments of $100,000, $100,000 and $25,000 on the first, second and third anniversaries of the closing.

The pro forma unaudited results of operations for the nine months ended June 30, 1997 and 1996, assuming consummation of the purchases as of October 1, 1995, are as follows:

                                      Nine Months Ended June 30
                                          1997        1996
                                          ----        ----
                              ($ in thousands, except per share data)

Net revenue                            $37,433      $29,363
Net income                                 679           86
Net income per common share              $0.05        $0.01

5.  Subsequent event


On August 14, 1997, the Company amended its credit facility with Chase Manhattan Bank. The amended and restated facility provides for borrowings up to a maximum of $50,000,000 and extends the facility to mature in five years. The proceeds shall be used (i) to repay in full certain subordinated indebtedness owed by the Company (ii) for general working capital purposes, (iii) to finance the repayment of certain capitalized lease obligations, (iv) for the financing of future acquisitions within limits permitted in the agreement and (v) to repurchase the Company's common stock within the limits permitted under the agreement.

The financial covenants in the amended facility are similar to those of the original facility; however, the ratios and limits were adjusted to accommodate increased levels of operations. In addition, interest rates charged on borrowings have been reduced.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Overview
--------


In the first, second and third quarters of fiscal 1997, the Company continued the trends from fiscal 1996 of growth and improved operating results. The first, second and third quarters of fiscal 1997 showed improvements in sales, net income, and earnings per share over the comparable periods of fiscal 1996. Revenues increased by $10,249,000 or 48% to $31,477,000 for the first nine months of fiscal 1997, from $21,228,000 for the first nine months of fiscal 1996. Net income increased by $686,000 or 130% to $1,214,000 for the first nine months of fiscal 1997, from $528,000 for the first nine months of fiscal 1996 while income before income taxes increased by $1,170,000 or 179% during the same period.


Three-Month Period ended June 30, 1997 and June 30, 1996
--------------------------------------------------------

Contributing to the improved operating results in the third quarter was the acquisition of Duke City. Duke City has operations in Albuquerque, New Mexico, Burbank, California and Dallas, Texas. Duke City provides rental services of audio, video, film and professional grip equipment, as well as various levels of production expertise, crews and expendable supplies to the film and production industry.

Net Product Sales
-----------------

Net equipment and supply sales were $5,479,000 for the third quarter of fiscal 1997, an increase of $758,000 or 16%, from $4,721,000 for the third quarter of fiscal 1996. Sales of expendable supply products increased in the third quarter of fiscal 1997 to $2,053,000 from $1,032,000, an increase of $1,021,000 or 99%
over the same period last year. The increase in sales of expendable supply products resulted principally from revenue relating to Media Lighting Supply, Inc., which was acquired during the second quarter of fiscal year 1997. Sales of production equipment and accessories for lighting support, camera support, lighting control and equipment sales to the retail industry ("Equipment sales") decreased by $263,000 to $3,426,000 from $3,689,000 in fiscal 1996.


Revenues From Rental Operations
-------------------------------

Revenues from rental operations were $5,901,000 for the third quarter of fiscal 1997, compared to $3,376,000 for the same period last year, an increase of $2,525,000 or 75%. Production equipment rentals, primarily of video cameras, lighting, grip, power generators and trucks, increased to approximately $5,779,000, an increase of $2,490,000 or 76% from approximately $3,289,000, for the same period last year. Approximately 34% of the total rental revenue in the third quarter of fiscal year 1997 was from video camera rentals by Duke City, a company acquired during the quarter ended June 30, 1997. Also contributing to the increase in the Company's rental revenues was the addition of equipment to the Company's rental inventory base, including equipment added for the new marketing centers opened in fiscal 1996.


Gross Profit - Sales
--------------------

Gross profit as a percentage of sales was approximately 33% for the third quarter of fiscal 1997, compared to approximately 35% for the same period in fiscal 1996. The lower gross profit percentage realized by the Company on higher revenues was primarily attributable to the increase in expendable supply product sales, which carry lower gross profit margins than the Company's other products.

Gross Profit - Rental
---------------------

Gross profit as a percentage of rental revenues was approximately 43% for the third quarter of fiscal 1997 compared to 44% in fiscal 1996. Gross profit from rental revenues increased by $1,026,000 for the third quarter of fiscal 1997 as compared to fiscal 1996, mainly due to the increase in revenues. The slight decrease in the gross profit percentage despite the substantial increase in revenues is primarily due to the increase in sub-rental costs. Sub-rental costs as a percentage of revenues were 13% for the third quarter of fiscal 1997, compared to 9% for the same period last year.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses were $3,180,000 in the third quarter of fiscal 1997 compared to $2,337,000 for the same period in fiscal 1996. As a percentage of sales, selling, general and administrative expenses were 28% for the third quarter of fiscal 1997 compared to 29% for the same period in fiscal 1996. The dollar increase was required to support the increase in operations and was due mainly to higher payroll and related costs, as well as higher advertising and sales commission expenses. In addition, acquisition and the relocation of certain operations contributed to the increase in selling, general and administrative costs.

Interest
--------

Interest increased to $809,000 in the third quarter of fiscal 1997 from $519,000 in the third quarter of fiscal 1996. The increase in interest costs is primarily due to an increase in the outstanding principal amount of debt, a portion of which is attributable to the assumption of debt related to the acquisitions of Media Lighting Supply, Inc., and Duke City.

Nine-Month Period ended June 30, 1997 and June 30, 1996
-------------------------------------------------------

Net Product Sales
-----------------

Net equipment and supply sales increased to $14,182,000 for the first nine months of fiscal 1997, compared to $11,418,000 for the first nine months of fiscal 1996, an increase of $2,764,000 or 24%. Equipment sales increased to $9,116,000 for the first nine months of fiscal 1997, an increase of $570,000 or 7% from $8,546,000 for the same period last year. The increase in Equipment sales is attributable to concentrated marketing efforts. Sales of expendable supplies increased by approximately $2,683,000 compared to the first nine months of 1996 with approximately $2,123,000 of the increase relating to Media Lighting Supply, Inc., which was acquired during the second quarter of fiscal year 1997. Sales and long-term lease revenues from camera support systems partially offset the above increases.

Revenues From Rental Operations
-------------------------------

Revenues from rental operations were $17,295,000 for the first nine months of fiscal 1997, compared to $9,810,000 for the same period last year, an increase of $7,485,000 or 76%. Approximately 34% of the total revenue of the first nine months of fiscal 1997 was from large budget film projects which were completed during the second quarter. In addition, approximately 12% of the total revenue of the first nine months of fiscal year 1997 was from video camera rental by Duke City, a company acquired during the third quarter of fiscal year 1997. Also contributing to the increase in the Company's rental revenues was the addition of equipment to the Company's rental inventory base, including equipment added for the new marketing centers opened in fiscal year 1996.

Gross Profit - Sales
--------------------

Gross profit as a percentage of sales was approximately 33% for the first nine months of fiscal 1997, compared to approximately 36% for the same period in fiscal 1996. The decrease was primarily attributable to the increase in expendable supply product sales, which carry lower gross profit margins than the Company's other products.

Gross Profit - Rental
---------------------

Gross profit as a percentage of rental revenues was approximately 44% for the first nine months of fiscal 1997, compared to 43% in fiscal 1996. The small increase in gross profit despite a more significant increase in rental revenues is due to an increase of $2,409,000 in sub-rental costs as a result of higher rental activities during the current period. Sub-rental costs as a percentage of revenues were 19% for the first nine months of fiscal year 1997, compared to 9% for the same period in fiscal year 1996.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses were $8,414,000 for the first nine months of fiscal 1997, compared to $6,191,000 for the same period in fiscal year 1996. As a percentage of sales, selling, general and administrative expenses were 27% for the first nine months of fiscal 1997, compared to 29% for the same period in fiscal 1996. The dollar increase was required to support the increase in operations and was due mainly to higher payroll and related costs, as well as higher advertising and sales commission expenses. In addition, acquisition and the relocation of certain operations contributed to the increase in selling, general and administrative costs.

Interest
--------

Interest increased to $1,940,000 for the first nine months of fiscal 1997, compared to $1,518,000 for the first nine months of fiscal 1996. The increase in interest costs is primarily due to an increase in the outstanding principal amount of debt.

Liquidity and Capital Resources
-------------------------------

During the nine months ended June 30, 1997, the Company financed its operations primarily from internally generated cash flow and bank borrowings.

Working capital was $6,828,000 at June 30, 1997 compared to $7,953,000 at September 30, 1996.

During the first nine months of fiscal 1997, the Company generated cash from operating activities of $1,236,000. The major contributor to cash from operating activities was earnings before depreciation and amortization of $4,104,000. Operating cash flow was somewhat lower for the first nine months of fiscal 1997 compared to the same period last year, due to increased working capital requirements to support the increase in business activity.

The Company utilized the cash from operating activities augmented by additional borrowings from the Company's bank line of $4,573,000, to finance the acquisition of capital equipment and to retire debt assumed in acquisitions during the nine months ended June 30, 1997. The major components of the asset additions were equipment for the Company's equipment rental operations of approximately $4,648,000.

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

         None

Item 6.  Exhibits and Reports on Form 8-K

                 (a) The following exhibits are filed herewith:

                             11 Statement Re: Computation of Earnings Per Share 27 Financial Data Schedule

                 (b) Form 8-K dated May 12, 1997 and Form 8-K/A dated July 10,
                        1997 (both relating to the acquisition of Duke City Video, Inc.)

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q for the period ending June 30, 1997, to be signed on its behalf by the undersigned hereunto duly authorized.


                                           MATTHEWS STUDIO EQUIPMENT GROUP
                                                    (Registrant)



Date: August 13, 1997        By:           /s/Gary Borman
                             ---------------------------------------------------
                                              Gary Borman
                                 Vice President, Corporate Controller



                             By:           /s/Carlos DeMattos
                             ---------------------------------------------------
                                              Carlos DeMattos
                                      Chairman of the Board, President,
                             Chief Executive Officer and Chief Financial Officer