Form 10-K
period 1997-09-30
MATTHEWS STUDIO EQUIPMENT GROUP
filed 1997-12-29
CIK 855575

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997  Commission file number 0-18102

                        MATTHEWS STUDIO EQUIPMENT GROUP
                        -------------------------------
            (Exact name of registrant as specified in its charter)
            ------------------------------------------------------

                      CALIFORNIA                     95-1447751
                  ---------------------------------------------
          (State or other jurisdiction of    (I.R.S. Employer
          incorporation or organization)     Identification No.)

               3111 NORTH KENWOOD STREET, BURBANK, CA                91505
          ----------------------------------------------------------------
           (Address of principal executive offices)             (Zip CODE)

                                (818) 525-5200
                                --------------
              (Registrant's telephone number, including area code)
              ----------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK


                      -----------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ ]

At December 15, 1997, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $20,123,416. On December 15, 1997, Registrant's outstanding voting stock consisted of 10,988,806 shares of Common Stock, each no par value.

--------------------------------------------------------------------------------

                              TABLE OF CONTENTS
                                   PART I

                                                                                                      PAGE
                                                                                                      ----

Item 1.      BUSINESS.................................................................................   1

Item 2.      PROPERTIES...............................................................................   4

Item 3.      LEGAL PROCEEDINGS........................................................................   4

Item 4.      SUBMISSION OF MATTTERS TO A VOTE OF SECURITY HOLDERS.....................................   4

                                    PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS......................................................................   5

Item 6.      SELECTED FINANCIAL DATA..................................................................   5

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS......................................................   6

Item 8.      FINANCIAL STATEMENTS.....................................................................   13

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE...................................................   13

                                    PART III

Item 10.     DIRECTORS; EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
             ACT......................................................................................   14

Item 11.     EXECUTIVE COMPENSATION...................................................................   18

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT...............................................................................   19

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................   23

                                    PART IV


Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K..............................................................................   24

SIGNATURES............................................................................................   25

INDEX TO FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS'
REPORT................................................................................................   F-1

                                     PART I

ITEM 1.  BUSINESS

Matthews Studio Equipment Group (the "Company") designs, manufactures, sells, distributes, leases and rents essential audio, video, film and production equipment, to the motion picture, television, corporate, video and photography industries. The Company provides, as a single source, the necessary production equipment which is otherwise only available by using many different suppliers. The Company supplies such equipment as lights, grip lighting supports, professional video equipment, camera mounts, tripods, pedestals, fluid heads, camera dollies, portable and foldable camera cranes, power generators and production trucks and its patented electronic Cam-Remote(R) and Mini-Mote(R)C.A.T.(R) Systems.

Matthews Studio Equipment Group has additionally enhanced its available product line through carefully selected acquisitions and is also a major supplier of film and video cameras and fully operational and equipment supplied soundstages and studios.

Matthews Studio Equipment Group believes that it plays a significant role in both the entertainment and corporate industries by providing a single outlet source for production equipment. The Company's manufactured products are distributed worldwide by its sales force and by independent dealers and distributors located in North America, Europe, Asia and South America. The Company has won a number of awards for its manufactured products, including two technical achievement awards from the Academy of Motion Picture Arts and Sciences in March 1983 and March 1985 and one from the Academy of Television Arts and Sciences in September 1989.

FORM AND YEAR OF ORGANIZATION

The Company was incorporated in California in May 1958. In February 1989, it changed its corporate name from Captech, Inc. to its present (Matthews Studio Equipment Group) name after a reverse acquisition (exchange of stock and pooling of interest) with Matthews Studio Equipment, Inc., a California corporation incorporated in January 1970, which is now a wholly owned subsidiary of the Company.

RENTAL EQUIPMENT

PRODUCTION EQUIPMENT, INCLUDING GRIP, LIGHTING AND POWER GENERATION. Hollywood Rental Co., Inc. ("HRC"), a wholly owned subsidiary of the Company, supplies the motion picture and television industry with a diverse range of production equipment, specializing in lighting and grip equipment, power generators and production trucks. HRC offers varied supplies and services in support of its production packages and offers a complete line of all levels of lighting and grip equipment, pre-packaged trucks and production vans. Additionally, Hollywood Rental Generators, a division of HRC, offers, on a rental basis, 40 foot and 45 foot production vans and tow generators from 200 amps to 3000 amps to support the power demands necessitated in production environments. HRC has facilities in Burbank, California, Charlotte, North Carolina, Phoenix, Arizona, Albuquerque, New Mexico and Cincinnati, Ohio.

The HRC rentals vary from short periods of time to the complete duration of the filming of a feature film or television series. HRC generally issues its invoices for these rentals weekly. The lessee is typically responsible for the loss, damage or destruction, whether by fire, other casualty or accident, of such equipment, and in the event of damage, the lessee also ordinarily agrees to pay the accrued rental plus the cost of necessary repairs. HRC's usual procedure is to require each of its lessees to furnish a certificate of insurance providing for comprehensive coverage, including liability, injury and property damage.

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

HRC's rental activities accounted for approximately 45% of the Company's revenues in fiscal 1997.

PROFESSIONAL BROADCAST VIDEO EQUIPMENT. Duke City Video, Inc. ("Duke City"), was acquired by the Company in May of 1997. Duke City specializes in the rental of professional broadcast video equipment (including cameras) to all sectors of the production community. Duke City provides video equipment production packages to its customers for use in television broadcasting events, inside the studio as well as outside, for "on location" productions. Duke City has three operating outlets in Dallas, Texas, Albuquerque, New Mexico and Burbank, California. The Albuquerque location also houses a small videocassette duplication facility that operates under the name Duke City Dubs and is the primary videocassette duplication facility in Albuquerque, New Mexico.

Duke City supports both short and long term rental projects with corresponding invoices issued at the conclusion of the rental or monthly for extended shows. The lessee typically retains responsibility for loss, damage or destruction, whether by fire, other casualty or accident, of such equipment, and in the event of damage, the lessee also ordinarily agrees to pay the accrued rental plus the cost of necessary repairs. Similar to HRC's procedure, Duke City also usually requires each of its lessees to furnish a certificate of insurance providing for comprehensive coverage, including liability, injury and property damage.

Duke City's rental activities accounted for approximately 9% of the Company's revenues in fiscal 1997.

CAM-REMOTE(R) AND MINI-MOTE(R) C.A.T.(R) SYSTEMS ("SYSTEMS"). Prior to October 1, 1994, Matthews Studio Electronics, Inc., a wholly owned subsidiary of the Company ("Studio Electronics"), conducted its business in partnership with E. F. Nettmann & Associates, Inc. ("Nettmann") to manufacture and market the Systems. On October 1, 1994, the partnership was dissolved and the assets were distributed to the partners in accordance with their partnership interests. Since October 1, 1994, the assets distributed to and owned by the Company are being marketed and managed by Nettmann pursuant to an exclusive license for technology relating to the Systems and under a management agreement between Nettmann and Studio Electronics ("Management Agreement"). Nettmann's president and principal shareholder is Ernst F. Nettmann, who is a director of the Company. See Item 13, Certain Relationships and Related Transactions.

Matthews Studio Equipment Group and Nettmann jointly support the invention and marketing of products that fall under the auspices of Studio Electronics. The Systems utilize state of the art electronic circuitry to duplicate delicate hand motions and enable the operator remotely to pan, tilt, zoom and focus any film or video camera. The Systems are available for rental or long term lease and in fiscal 1996, the Company also commenced to market and sell the Mini-Mote(R) C.A.T.(R) Systems. Revenues from the aggregate of these activities accounted for approximately 2% of the Company's revenues in fiscal 1997.

PRODUCTS

EQUIPMENT AND ACCESSORIES FOR LIGHTING SUPPORT, CAMERA SUPPORT AND LIGHTING CONTROL. Matthews Studio Equipment, Inc. ("Studio Equipment"), a wholly owned subsidiary of the Company, designs and manufactures grip lighting supports, grip accessories and accessories to control lighting, grip camera supports, camera mounts, tripods, pedestals, fluid heads, camera dollies, portable and foldable camera cranes, equipment and accessories that are used in the production of motion pictures, television and video programs, still photography, theatrical productions and certain retail applications. All of Studio Equipment's products are sold under the "Matthews/TM/" trademark. Sales of these products by Studio Equipment accounted for approximately 28% of the Company's revenues in fiscal 1997.

PRODUCTION SUPPLIES AND PRODUCTS. As part of its goal to be a full service, one-source supplier to the entertainment industry, the Company sells many different supplies which are generally consumed in the production process. These include art and cleaning products, hardware and tools, light bulbs, tape, paint, gels, lubricants, lumber and other miscellaneous items. These items are sold chiefly as an adjunct of equipment rentals at the Company's facilities in Burbank, California and Charlotte, North Carolina. During fiscal year 1997, the Company acquired the assets and operations of Media Lighting Supply Inc. ("MLS"), a production supply distributor in Miami, Florida., thereby adding another location for sales of these supplies. Sales from these supplies accounted for approximately 16% of the Company's revenues in fiscal 1997.

EQUIPMENT LEASING. Matthews Acceptance Corporation ("MAC"), a wholly owned subsidiary of the Company, is engaged in the leasing of equipment manufactured by the Company on a long term basis. After Company equipment is selected by a credit worthy lessee, MAC purchases and rents the equipment to the lessee. At September 30, 1997, the MAC portfolio of leases consisted of 19 leases and represented approximately $1,027,000 of lease receivables. Revenues from this lease segment represented less than 1% of the Company's revenues in fiscal 1997.

SALES AND MARKETING

The Company's manufactured equipment (other than the Systems) is sold through sales representatives employed by the Company. The Company also has appointed independent dealers in North America, Europe, Asia and South America. These independent dealers purchase the Company's products for sale or lease to their customers. The Company's rental equipment is rented through representatives employed by the Company, and by the Marketing Centers. The Company's Cam-Remote(R) and Mini-Mote(R) C.A.T.(R) Systems are rented by the Company's representatives and by independent dealers in North America, Europe and Asia. The Company supplies its manufactured and rental equipment to a wide range of customers. No one customer accounted for more than 10% of the Company's annual product sales revenues. However, in fiscal year 1997, a single customer accounted for 19% of annual rental revenues, from rental of the Company's equipment for the production of a large budget feature film, which was completed in the second quarter of the fiscal year.

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

The Company is aware of eight companies which are manufacturing products similar to the Company's foldable camera cranes, seven companies which are manufacturing products similar to the Company's grip lighting and camera support lines and nine companies which are manufacturing remote camera operating systems that have features similar to the Company's Cam-Remote(R) and Mini-Mote(R) C.A.T.(R) Systems. In addition to the seven major studios located in Southern California, and several small competitors in other markets, the Company is aware of six non-studio independent production equipment rental companies which are its principal competitors in the Southern California rental market.

The Company is also aware of two principal competitors in the video equipment rental market, with operations located in each of the Company's primary customer bases for video equipment. The Company's video equipment operations also compete with numerous small rental companies.

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

PATENTS, TRADEMARKS, AND LICENSES

While the Company has procured a number of trademark registrations and patents for its manufactured products, and one patent related to its Cam-Remote(R) System, the Company's business is not dependent on such protection.

YEAR 2000

The Company believes that entering into the year 2000 will have little or no impact on its systems.

EMPLOYEES

The Company had approximately 339 employees at September 30, 1997 (336 full time and 3 part-time). The Company is not a party to any collective bargaining agreements and its employees are not represented by a labor union.

ITEM 2. PROPERTIES

The Company's manufacturing and design facilities are located in Burbank, California, totalling approximately 68,000 square feet in five separate but adjacent buildings.

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

In May 1997, the Company relocated its corporate and principal rental and sales offices to a new location with approximately 91,000 square feet in Burbank, California. This new facility also houses the Company's principal warehouse and showroom space. The facility is leased from an unrelated party, at an aggregate monthly rent of approximately $41,000, under a lease scheduled to expire in 2002. In addition, the Company leases from other unrelated parties an aggregate of approximately 58,000 square feet of sales office, warehouse and showroom space (i) in Burbank and Hollywood, California, (ii) in Miami and Orlando, Florida, (iii) in Dallas, Texas, (iv) in Tempe, Arizona and (v) in Charlotte, North Carolina, at an aggregate monthly rent of approximately $27,000. During fiscal year 1997, the Studio Electronics operations which is managed by Nettmann was relocated to a facility leased by Nettmann from an unrelated party. The Company will reimburse Nettmann approximately $3,000 per month in rental costs.

During fiscal year 1997, the Company acquired , in the Duke City acquisition, land and a building located in Albuquerque, New Mexico, which includes sound stage and studio, rental office, warehouse and showroom space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is included in the Nasdaq National Market System under the symbol "MATT". As of December 15, 1997, there were 10,988,806 shares of common stock outstanding, held by approximately 209 shareholders of record. The Company believes there are in excess of 1,300 beneficial holders based on prior proxy listings. The following table sets forth the high and low bid prices for the Company's common stock, for the quarterly periods ended as shown:




                                                 (High)     (Low)

      (Fiscal year 1996)
           December 31, 1995                      2  1/8     1  1/2
           March 31, 1996                         2  5/8     1  1/2
           June 30, 1996                          2  3/16    1  7/8
           September 30, 1996                     2  1/8     1  1/2

      (Fiscal year 1997)
           December 31, 1996                      2  1/2     2  1/4
           March 31, 1997                         2  5/8     2  3/16
           June 30, 1997                          4          3  1/8
           September 30, 1997                     4  3/8     3 11/16


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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of and for the five years ended September 30, 1997 are derived from the consolidated financial statements of Matthews Studio Equipment Group and subsidiaries, which have been audited by Ernst & Young LLP, independent auditors. The data set forth in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Consolidated Financial Statements and the Notes thereto and the other financial information included elsewhere in this Annual Report on Form 10-K.

                                                      SELECTED FINANCIAL DATA
                                               (in thousands, except per share data)

                                                      1997          1996          1995          1994          1993
                                                   ---------------------------------------------------------------------------

Rental revenues                                      $  25,589       $  14,125       $  12,797      $   12,944      $   11,522
Net product sales                                       20,769          16,079          14,554          12,482          14,132
                                                   ---------------------------------------------------------------------------
                                                        46,358          30,204          27,351          25,426          25,654

Gross profit - rental operations                        11,070           6,109           5,301           6,018           5,398
Gross profit - sales                                     6,688           5,822           4,562           3,924           4,815
                                                   ---------------------------------------------------------------------------
                                                        17,758          11,931           9,863           9,942          10,213

Income (loss) before extraordinary item                  1,706           1,003             208            (478)           (390)
Net income (loss)                                        1,512           1,003          (2,020)           (478)           (390)
Income (loss) per common share primary:
   Before extraordinary item                        $     0.16            0.10      $     0.02           (0.05)     $    (0.04)
   extraordinary item                                    (0.02)            -             (0.22)            -               -
   Net income (loss) per share                            0.14            0.10           (0.20)          (0.05)          (0.04)

Income (loss) per common share
   assuming full dilution:
   Income (loss) before extraordinary item                0.15            0.10            0.02           (0.05)          (0.04)
   extraordinary item                                    (0.02)            -             (0.22)            -               -
   Net income (loss) per share                            0.13            0.10           (0.20)          (0.05)          (0.04)

Cash provided by (used in) operations               $    2,216      $    4,698      $   (1,168)     $    1,207      $    1,788
Cash used in investing activities                       (9,476)         (5,789)         (3,177)         (1,160)         (1,511)
Cash provided by (used in) financing activities          7,191           1,115           4,048             (60)            (33)
EBITDA (Footnote 1)                                      9,650           6,043           4,849           2,466           4,250
Total assets                                            61,871          34,484          30,703          31,223          32,274
Working capital                                          9,662           7,953           7,872           4,405           2,857
Net property and equipment                              35,187          20,339          17,226          16,223          16,391
Long term debt and capital lease obligations            36,715          18,914          17,664          11,597          10,813
Shareholders' equity                                    11,170           9,074           8,054           9,893           9,689

/1/ EBITDA represents earnings before taxes, interest expense, depreciation and amortization. The EBITDA for fiscal 1997 and 1995 are also before the extraordinary item. The EBITDA for fiscal 1993 is also before the restructuring charge. The Company believes that EBITDA serves as a financial analysis tool for measuring financial information such as operating performance and leverage ratios. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flows as a measure of liquidity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company continued the trends from fiscal year 1996 of growth and improved operating results. The Company's business is continuing to evolve to meet the ongoing technological and business changes prevalent in the entertainment production industry and competitive pressures.

The Company is particularly addressing the need to provide its products and services throughout the United States as well as expanding its product lines. Through development of a marketing and distribution network in select geographic marketplaces, the Company has increased opportunities to improve rental asset utilization and expand core businesses.

During fiscal year 1997, the Company amended and restated its senior secured revolving credit facility with The Chase Manhattan Bank as agent for a syndicate of lenders. The amended facility increased the credit line from $17,000,000, to $50,000,000, the proceeds from which have been used to fund the acquisition of rental equipment and to pay down higher interest senior subordinated debt
($4,900,000).   Remaining funds available under the credit line will be used for the Company's working capital needs and future growth.

At September 30, 1997, the Company's outstanding principal obligations under the credit facility were approximately $28,622,000 with all current repayment obligations under the credit facility having been met.

Revenues from the Company's manufacturing, video and production equipment rental business grew a combined 54%, with income before income taxes and an extraordinary item (from early extinguishment of debt) having increased by 136% over last year. Approximately 13% of the total revenue of fiscal year 1997 was from large budget film projects which were completed during the year. In addition, approximately 9% of the total revenue of fiscal year 1997 was from video camera rental by Duke City, which was acquired during the third quarter of fiscal year 1997. Also contributing to the increase in the Company's total revenues was the addition of equipment to the Company's rental inventory base. Capital asset investments made in fiscal 1997 for the Company's equipment rental business permitted the Company to increase rental revenue and at the same time control subrental costs (i.e., costs to rent production equipment from third-parties to meet Company customers' needs).

Concentrated marketing efforts on certain higher margin manufactured products continued during fiscal 1997, and permitted the Company to increase sales of its manufactured equipment. Industry-wide favorable conditions during fiscal 1997
also contributed to  increases in   sales and equipment rental revenues.

Year ended September 30, 1997, compared
to year ended September 30, 1996
--------------------------------


Revenues from Rental Operations

Revenues from rental operations were $25,589,000 in fiscal 1997, an increase of $11,464,000 or 81% from $14,125,000 in fiscal 1996. Rental revenues at HRC increased by $7,177,000 to $20,900,000, as compared to $13,723,000 in fiscal 1996. This increase is primarily due to availability of additional rental equipment acquired during fiscal 1996 and 1997, industry-wide favorable conditions, including several large budget film projects and expansion in new geographic areas. In addition, the acquisition of Duke City in May 1997 accounted for $4,244,000 of the increased revenues.

Net Product Sales

Net equipment and supply sales for fiscal 1997 were $20,769,000, an increase of $4,690,000 or 29% from $16,079,000 in fiscal 1996. Equipment sales increased by $708,000 or 6% from fiscal 1996, primarily due to continued concentrated marketing efforts with expanded sales staff and product promotion. Sales of expendable supplies increased by $3,982,000 as a result of the renewed focus on the expendable supply business, including the acquisition of MLS in the southeastern United States in January 1997, which accounted for $3,259,000 of the increase.

Gross Profit - Rental

Gross profit on rental revenues, as a percentage of revenues, was 43% in fiscal 1997 and fiscal 1996. HRC's gross profit increased to 44%, compared to 43% in fiscal 1996. The increase in HRC's gross profit percentage was primarily due to increased rental activities, made possible partly from an increase of the Company's rental equipment inventory and partly from industry-wide favorable conditions, off set by higher sub-rental costs to support the substantial increases in rental demand. In addition, $1,403,000 of increased depreciation expenses were incurred in connection with additions to the rental equipment inventory and the acquisition of Duke City, since its acquisition in the third quarter of fiscal year 1997.

Gross Profit - Sales

Gross profit, as a percentage of sales, was 32% in fiscal 1997 as compared to 36% in fiscal 1996. The decrease was primarily due to an increase in lower-margin production supply sales in fiscal 1997. Gross profit on equipment sales, as a percentage of sales, decreased to 38% in fiscal 1997 from 39% in fiscal 1996 primarily due to a decrease in sales of higher-margin retail products.

Selling, General and Administrative

Selling, General and Administrative expenses including provision for doubtful accounts receivable increased $3,780,000 in 1997 from $8,849,000 to $12,629,000.
As a percentage of sales such expenses decreased 2% to 27% in 1997, compared to 29% in 1996. The dollar increase is primarily due to the acquisitions of Duke City and MLS as well as a general increase in the Company's overall operations resulting in higher payroll, sales commission and bonus expenses.

Interest

Interest expense for fiscal 1997 was $2,763,000, an increase of $612,000 or 28% from $2,151,000 in fiscal 1996. The increase is attributable to increased indebtedness in fiscal 1997 incurred to fund the Company's growth including capital asset acquisitions to increase the Company's rental equipment inventory. Interest income in fiscal 1997 was $88,000, a decrease of $19,000 from $107,000 in fiscal 1996.

Income Taxes

The Company recognized a provision for income taxes on income before extraordinary item of $748,000 fiscal 1997 compared to $35,000 in fiscal 1996. The Company's effective tax rate for fiscal 1997 was 30% compared to 3% in fiscal 1996, on income before extraordinary item. The difference between the effective tax rates is attributable to substantially lower recognition of net operating loss carryforwards in fiscal year 1997 compared to fiscal 1996.

Extraordinary Loss on the Early Extinguishment of Debt

The Company incurred an extraordinary loss on the early extinguishment of debt during fiscal 1997 of $194,000, net of income tax benefit of $130,000. These costs were incurred as a result of the early repayment of the Company's senior subordinated note to ING.



Year ended September 30, 1996, compared
to year ended September 30, 1995
--------------------------------

Revenues from Rental Operations

Revenues from rental operations were $14,125,000 in fiscal 1996, an increase of $1,328,000 or 10% from $12,797,000 in fiscal 1995. Rental revenues at HRC increased by $1,616,000 to $13,723,000, as compared to $12,107,000 in fiscal 1995. This increase is primarily due to availability of additional rental equipment acquired during fiscal 1996, and industry-wide favorable conditions.

Net Product Sales

Net equipment and supply sales for fiscal 1996 were $16,079,000, an increase of $1,525,000 or 11% from $14,554,000 in fiscal 1995. Equipment sales increased by $978,000 or 8% from fiscal 1995, primarily due to continued concentrated marketing efforts on certain higher margin products introduced in fiscal 1996. Partially offsetting the equipment sales increase was an $87,000 decline in sales of used equipment in fiscal 1996 compared to fiscal 1995.

Gross Profit - Rental

Gross profit on rental revenues, as a percentage of revenues, was 43% in fiscal 1996 as compared to 41% in fiscal 1995. HRC's gross profit increased to 43%, compared to 41% in fiscal 1995. The increase in gross profit percentage was primarily due to increased rental activities, made possible partly from an increase of the Company's rental equipment inventory coupled with a decrease in subrental costs, and partly from industry-wide favorable conditions. As discussed above, the Company made capital asset acquisitions (of rental equipment) in fiscal 1996 which expanded the Company's equipment rental inventory and permitted the Company to decrease subrental costs. The increase in gross profit percentage was partially offset by $365,000 of increased depreciation expenses incurred in connection with additions to the rental equipment inventory.

Gross Profit - Sales

Gross profit, as a percentage of sales, was 36% in fiscal 1996 as compared to 31% in fiscal 1995. Gross profit on equipment sales, as a percentage of sales, increased to 39% in fiscal 1996 from 35% in fiscal 1995. The increase was primarily due to a 8% increase in equipment sales in fiscal 1996, and to increased sales of the Company's higher margin products, which were introduced in fiscal 1995.

Selling, General and Administrative

Selling, General and Administrative expenses including provision for doubtful accounts receivable were 29% as percentage of sales in fiscal 1996, as compared to 28% in fiscal 1995. The dollar increase is primarily due to higher payroll, allowance for doubtful accounts receivable, sales commission and bonus expenses, a significant portion of which resulted from the Company's generally increased business.

Interest

Interest expense for fiscal 1996 was $2,151,000, an increase of $23,000 or 1% from $2,128,000 in fiscal 1995. The increase is attributable to increased indebtedness in fiscal 1996 incurred to fund the Company's increased business and for capital asset acquisitions to increase the Company's rental equipment inventory. This increase, however, was partially offset by lower interest rates. Also, loan fee amortization costs were $275,000 in fiscal 1996 as compared to $403,000 in fiscal 1995. Interest income in fiscal 1996 was $107,000, a decrease of $31,000 from $138,000 in fiscal 1995.

Income Taxes

The Company recognized a provision for income taxes in fiscal 1996 of $35,000 as compared to a provision for income taxes on income before extraordinary item in fiscal 1995 of $59,000. The Company's effective tax rate for fiscal 1996 was 3% compared to 22% in fiscal 1995, on income before extraordinary item. The difference between the effective tax rates is primarily attributable to the recognition of net operating loss carryforwards.

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

LIQUIDITY AND CAPITAL RESOURCES

During the fiscal year ended September 30, 1997, the Company financed its operations primarily through bank borrowings and internally generated funds.

The Chase Bank Facility

On July 27, 1995, the Company and its then principal subsidiaries (the "Borrowers") entered into an agreement for a senior secured revolving credit facility with The Chase Manhattan Bank (the "Chase Facility"), in an aggregate principal amount of up to $17 million.

Borrowings under the Chase Facility by any of the Borrowers are cross-collateralized pursuant to a security agreement in which the Borrowers have granted Chase Bank a first priority lien and security interest in substantially all of their respective assets.

On August 14, 1997, the Borrowers (including Duke City, which became a
Borrower, as of that date) amended and restated its senior secured revolving credit facility with The Chase Manhattan Bank (the "Amended Chase Facility"), as agent for a syndicate of lenders ("Bank").

The Amended Chase Facility provides for revolving credit loans in an aggregate principal amount not in excess of $50 million at any time outstanding. The proceeds of the Amended Chase Facility may be used, 1) for general working capital purposes, 2) to finance the repayment of certain capitalized lease obligations, 3) to repay in full certain subordinated debt, 4) for the financing of future acquisitions with $10 million designated for such activities, and 5) to repurchase securities of the Company, with $5 million designated for such activities, all within the limits specified in the agreement.

Interest on outstanding borrowings under the Amended Chase Facility at the Company's choice is at LIBOR plus a maximum of 2.75% or the greater of (i) Chase Manhattan Bank's Prime Rate plus a maximum of .75%, (ii) the Base CD Rate (as determined by the Bank) plus a maximum of 1.75% or (iii) the Federal Funds Effective Rate plus a maximum of 1.25%. In each case, the interest margin charged on outstanding loans may be reduced if specified ratios are achieved by the Company. In addition, the Company pays interest at a rate from three-eight's of one percent to one-half of one percent on the unused credit commitment.

The Amended Chase Facility matures August 14, 2002. The Amended Chase Facility requires the Company to maintain certain levels of net worth and on a quarterly basis certain levels of EBITDA (earnings before interest, taxes, depreciation and amortization), and to meet several financial ratios including interest coverage and debt-to-EBITDA.

The Amended Chase Facility provides for annual capital expenditure limits of $9.0 million in fiscal 1997 and from $7.8 million to $8.6 million, for the fiscal years thereafter. Amounts (up to $2.0 million) permitted to be expended in a given fiscal year may be carried over (if not spent) and expended in the succeeding fiscal year. In addition, the annual limits will be increased by 25% in years when specified ratios have been achieved.

At September 30, 1997, the Company had an outstanding principal balance of $28,622,000 and had $10,229,000 available under the Chase Facility, and was in full compliance with all covenants of the Chase Facility agreements and the ING agreements more specifically described in the several paragraphs which follow.

The Company is also contingently liable to Chase Bank for an open Letter of Credit of $535,000.

The ING Equity Partners, L.P. I Senior Subordinated Promissory Notes

In connection with the refinancing of the GECC Facility in July 1995, the Company entered into a purchase agreement (as amended in April 1996, the "Purchase Agreement") with ING Equity Partners, L.P. I ("ING"), pursuant to which the Company sold to ING for a total purchase price of $5 million (i) its senior subordinated promissory notes in the aggregate principal amount of $5 million, bearing interest at an initial rate of 10% per annum, (ii) a common stock purchase warrant (the "ING Warrant") entitling ING to purchase 2,322,464 of the Company's outstanding shares of common stock at an initial purchase price per share of $2.50 and having certain antidilutive rights and (iii) one share of preferred stock of the Company entitling ING to voting rights, with respect to the number of shares underlying the ING Warrant. The ING Warrant required an adjustment of the exercise price to $2.00 per share if the Company does not complete a public offering of its common stock at a price of at least $2.50 per share with net proceeds to the Company of at least $10 million by July 27, 1998 (a "Qualifying Offering").

The Company amended these agreements in April 1996 primarily to effect the following: (i) certain limits are placed on ING's anti-dilution rights under the ING Warrant; (ii) except for voting rights accorded by law, the share of preferred stock issued to ING will not have the right to vote until there has been a default under the Purchase Agreement; and (iii) the shareholders of the Company must approve the stock options granted to Carlos D. De Mattos under his employment agreement with the Company and to Edward Phillips under his employment agreement with the Company and Studio Equipment. In the absence of shareholder approval, those options would have been reduced from options to purchase 200,000 shares of the Company's common stock to 12,500 shares, in each individual's case. (See Item 12, Security Ownership of Certain Beneficial Owners and Management.)

As amended the Purchase Agreement provided for a $100,000 subordinated note maturing July 27, 2005, and a $4,900,000 subordinated note maturing July 27, 2000.

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

In addition, as part of the transaction with ING, the Company, Carlos D. De Mattos and Edward Phillips and their affiliates ("Management Shareholders") entered into a Stockholders' Agreement with ING (the "Stockholders Agreement") pursuant to which the Company and the Management Shareholders agreed to nominate and vote for the election of two representatives of ING to the Board of Directors of the Company, the number of members of which would be set at nine. The Stockholders Agreement also contains certain restrictions on the transfer of shares held by ING and the Management Shareholders. In addition, the Stockholders Agreement was amended in April 1996 to provide that the obligations of the Management Shareholders to vote for ING nominees for the Company's Board of Directors, and the obligation of the Company to nominate such ING nominees, shall extend to July 27, 2005, unless a change in control or certain public offering of the Company's common stock, as described in the Stockholders Agreement occurs, in which case those obligations will terminate.

On September 29, 1997, the Company prepaid the $4,900,000 Subordinated Note with the anticipated maturity date of July 27, 2000. In connection with this prepayment, the Company and ING extended the date for the Qualifying Offering to December 31, 1999. The amendment of the ING related documents (but not the prepayment of the $4,900,000 Subordinated Note) become effective upon approval by the Bank, which approval the Company expects to receive.

Working Capital - Cash Flows

At September 30, 1997, the Company's working capital was $9,662,000 which was an increase of $1,709,000 from its working capital at September 30, 1996.

In fiscal 1997, the Company generated cash from operating activities of $2,216,000. The major contributor to cash from operating activities was earnings before depreciation and amortization of $6,215,000. Partially offsetting the major contributor to cash from operating activities was an increase in trade accounts receivable of $2,037,000 and inventory of $2,365,000, as a result of a general increase in business activity and expansion of companies acquired during fiscal year 1997.

In fiscal 1997, the Company primarily utilized cash from operating activities of $2,216,000, augmented by additional borrowings from the Company's bank line of $14,065,000, to finance the acquisition of capital equipment and to pay down subordinated debt of $4,900,000 and other debt assumed in acquisitions made in fiscal year 1997. The major components of the net capital equipment additions were equipment for the Company's video equipment rental operations of approximately $3,754,000 and equipment additions to other rental operations of approximately $4,051,000.

During the next twelve months, the Company expects to purchase new capital equipment to allow its operations to be more efficient, support growth and to minimize the sub-rental of equipment necessary to meet customer orders. The Company expects to finance its capital acquisition program through a combination of cash generated from operations and additional borrowings under the Amended Chase Facility. The Company believes it will have sufficient funds from operations and bank borrowings to meet its anticipated requirements for working capital during the next twelve months.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Form 10-K to make applicable and take advantage of safe harbor provisions of the Private Security Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risk and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS

The required financial statements commence at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10. DIRECTORS; EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT



Name                               Age             Position
----                               ---             --------
Carlos D. De Mattos/(5)/           45              Chairman of the Board, Chief Executive Officer,
                                                   President, Chief Financial Officer

Edward Phillips/(5)/               51              Director, President of Studio Equipment

Ernst F. Nettmann                  58              Director, President of Electronics

Jack Brehm/(1)(2)(3)(4)/           69              Director

John H. Donlon/(1)(2)(3)(4)/       52              Director

Jerome E. Farley/(1)(2)(3)(4)/     56              Director

Benjamin P. Giess/(1)(2)(3)(4)(5)/ 35              Director

John F. Jastrem/(1)(2)(3)(4)/      42              Director

John Alonzo                        63              Director

Gary S. Borman                     40              Vice President, Corporate Controller
                                                   (Principal Accounting Officer)

Kenneth W. Kramer                  39              Vice President, Development and Operations

Carly Barber                       42              President of HRC

Robert M. Johnston                 37              President, Expendable Supply Store Division
                                                   of Studio Equipment

Jay Lefkovitz                      45              President of Duke City
---------------------------------------------------------------------------------------------

/(1)/                              Member of 1994 Stock Option Plan
                                   for Directors Committee.
/(2)/                              Member of 1994 Stock Option Plan
                                   Committee.
/(3)/                              Member of Audit
                                   Committee
/(4)/                              Member of Compensation
                                   Committee
/(5)/                              Member of Executive Committee


The term of office of all directors is until the next annual meeting, which is scheduled for March 18, 1998, and the term of office of all officers is for one year and until their successors are chosen and qualify.

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

EDWARD PHILLIPS was co-founder of the Company and has served as a director of the Company since February 1989. Until December 31, 1994 he was the co-chairman of the Company's Board and Chief Operating Officer from February 1989 to January 1995. Continuously since 1976, Mr. Phillips has been Co-chairman of the Board and President of Matthews Studio Equipment, Inc. Mr. Phillips has continuously been responsible for the design and engineering of most of the equipment manufactured by Matthews Studio Equipment, Inc., since 1972. In the latter 1970s Mr. Phillips authored the first ANSI standard covering mounting equipment interface for the motion picture industry. Mr. Phillips is a co-recipient of two Technical Achievement Awards from the Academy of Motion Picture Arts and Sciences in March 1983 and March 1985, respectively for the Tulip Crane and for the development of the Cam-Remote(R) System. He is also a co-recipient of a Technical Achievement Award from the Academy of Television Arts and Sciences for the Cam-Remote(R) System in September 1989. Mr. Phillips is a past President of the Professional Motion Picture Equipment Association and has served on many subcommittees of the Society of Motion Picture and Television Engineers. He is a member of the American Society of Cinematographers.

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

JACK BREHM has served as a director since February 1989, and served as chief financial officer of the Company from that date through December 1991. Mr. Brehm was with Ernst & Young LLP from 1951 until his retirement as a partner in 1988. Since his retirement in September 1988, Mr. Brehm has acted as a financial consultant. Mr. Brehm is a director of Zegarelli Group International, Inc., a Nasdaq listed corporation, which manufactures and distributes professional hair care products.

JEROME E. FARLEY has served as a director of the Company since April, 1994. He is President and Chief Executive Officer of Western Security Bancorp a bank holding company. Continuously since December 1992 he has also been President, Chief Executive Officer and a director of Western Security Bank, a National Banking Corporation. From 1981 through most of 1992, Mr. Farley was a director and an executive officer of First Regional Bank. From 1979 to 1997 Mr. Farley has been a director of Regional Properties, Inc., a real estate development company, principally active in Riverside County, California. Mr. Farley has been a member of the State Bar of California since 1973. From 1973 through 1985 he was general counsel to a number of subsidiaries of City Investing Company, which was listed on the New York Stock Exchange. Mr. Farley has been a professor at the Pepperdine University School of Business and Management since 1984.

JOHN H. DONLON has served as a director of the Company since February 1995. He is president and director of Four Media Company ("4MC"), a Nasdaq listed corporation with revenues in excess of $100 million. 4MC employs over 700 people worldwide, principally at its facilities in Universal City, Burbank and Santa Monica, California, and Singapore. 4MC provides post-production services to the Hollywood television and motion picture industry along with playback and satellite transmission services for eighteen channels of cable programming to the USA. The Singapore subsidiary provides similar services to American companies in Asia From 1984 to 1993, Mr. Donlon was president and chief executive officer of Compact Video Group, Inc. ("CVG"). During his tenure, CVG expanded its editing and sound services, consolidated its duplication and satellite transmission, developed syndication capability and established a successful network origination business. From 1981 to 1984 he was president of Technicolor Videocassette where he launched a videocassette duplication facility from the ground up. From 1977 to 1981 he was Vice President of Operations for Technicolor, the largest motion picture and television film laboratory in the world.

BENJAMIN P. GIESS was elected a director of the Company in September 1995. Mr. Giess is a partner and executive officer of ING Equity Partners, L.P.I ("ING Equity Partners"). Mr. Giess has been employed by ING Equity Partners or its predecessors and affiliates since 1992. From 1991 to 1992, Mr. Giess worked in the Corporate Finance Group of ING Capital. From 1990 to 1991, Mr. Giess was employed by the Corporate Finance Group of General Electric Capital Corporation where he worked in the media and entertainment group. From 1986 to 1988, Mr. Giess was the credit department manager of the Boston Branch of ABN Amro North America, Inc. From 1984 to 1986 Mr. Giess was employed by Shawmut Bank of Boston, N.A. Mr. Giess also serves on the board of directors of American Communication Services, Inc., a Nasdaq company, which is a competitive local access telecommunications provider. He is also a director of CMI Holding Corp., a privately held book retailer and specialty importer, as well as TransCare Corporation, a privately held ambulance operator.

JOHN F. JASTREM was elected a director of the Company in September 1995. He serves as a management consultant to major business enterprises. From 1996 to 1997, he served as Chairman and Chief Executive Officer of Hooven Direct Marketing, a privately held corporation founded in 1922 with more than 250 employees. From 1995 to 1996 Mr. Jastrem served as President and Chief Executive Officer of Colt's Manufacturing Company, Inc. From 1993 to 1995 Mr. Jastrem was President and Chief Operating Officer of Acme Holdings, Inc. and Acme Acquisition Corp. (currently Rental Services Corp.), the fifth largest equipment rental business in the United States. From 1990 to 1993 Mr. Jastrem was Senior Vice President and Chief Financial Officer of Knapp Communications Corp., the publisher of Architectural Digest and Bon Appetit magazines which was acquired by Conde Nast. From 1989 through 1990 Mr. Jastrem was Chief Financial Officer of Reliance Steel & Aluminum Company, a metals distributing company. From 1985 to 1989 Mr. Jastrem was part of the management team of Wickes Companies, Inc., a $6 billion manufacturer and retailer, during its successful reorganization. From 1977 to 1985 Mr. Jastrem was a senior manager for Arthur Andersen LLP.

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

GARY S. BORMAN joined the Company as Corporate Controller and Chief Accounting Officer in March 1996, and as Vice President since March 1997. From 1991 to 1996 Mr. Borman was the Controller of HR Textron, Inc., an aerospace component manufacturer and a division of Textron, Inc. From 1982 to 1991 Mr. Borman was a senior manager for Ernst & Young LLP.

KENNETH W. KRAMER joined the Company in December 1996 as Vice President, Developments and Operations. Prior to joining the Company, Mr. Kramer was employed by Technicolor Video Services, Inc., from February 1995 to December 1996, where he served as Senior Vice President and Chief Financial Officer. From June 1981 to February 1995 Mr. Kramer was a senior manager for Ernst & Young, LLP, serving in their Chicago, National/Cleveland and Los Angeles offices.

CARLY BARBER, President, HRC.   Ms Barber joined the Company in March of 1986.
From 1984 to 1986, Ms Barber was the manager of Cinepro, a Panavision expendables, camera, lighting and grip company. From 1981 to 1984, Ms. Barber worked for Samuelsons Film Services, an international supplier of rental cameras and lighting equipment as a representative of the company on production.

ROBERT M. JOHNSTON, President, Expendable Supply Store. Mr. Johnston joined the Company in October 1996. Prior to joining the Company, he was a consultant, with responsibility for the marketing and sales of production supplies and products, to William F. White, LTD, Canada's largest supplier of television, motion picture and theatrical equipment.

JAY LEFKOVITZ, President, Duke City. Mr. Lefkovitz joined the Company in May 1997. Mr. Lefkovitz co-founded Duke City in 1979 and was President and Chief Executive Officer of Duke City, with responsibility for all day-to-day operations of Duke City.

Remuneration of Directors

During fiscal 1997 each independent director of the Company was paid a fee of $1,000 per month for services rendered to the Board of Directors or Committee(s) of the Board of Directors and attendance at the meetings. In addition, the Chairman of the Audit Committee and Compensation Committee receives an additional fee of $500 per month.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of shares of the Company's equity securities, to file by specific dates with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than 10 percent stockholders are required by security regulations to furnish the Company with copies of all Section 16(a) forms that they may file. The Company is required to report in this Form 10-K annual report any failure of its directors and executive officers and greater than ten percent stockholders to file by the relevant due date any of these reports during the preceding fiscal year.

To the best of the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the fiscal year ended September 30, 1997, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with, except: due to administrative errors: (i) the Form 3 filed by Mr. Gary Borman with respect to 60,000 options to purchase the Company's common stock granted in March, 1997, was filed after its due date, (ii) the Form 3 filed by Mr. Ken Kramer with respect to 60,000 options to purchase the Company's common stock granted in March, 1997, was filed after its due date, (iii) the Form 4 filed by Mr. Kramer with respect to 5,000 shares of the Company's common stock acquired in September, 1997, was filed after its due date, and (iv) no Form 3 has been filed by Ms. Carly Barber.

ITEM 11.   EXECUTIVE COMPENSATION

The table which follows sets forth all cash compensation paid and/or accrued for services rendered in all capacities with respect to the fiscal year ended September 30, 1997, to the Chief Executive Officer and each of the Company's five highest paid executive officers whose total salary and bonus equals or exceeds $100,000:

                                            SUMMARY COMPENSATION TABLE
                                 ANNUAL COMPENSATION                              LONG-TERM COMPENSATION
                                                                              AWARDS              PAYOUTS
                                                        Other
Name and Principal        Year   Salary      Bonus     Annual        Restricted    Securities     LTIP      All Other
Position                           ($)        ($)      Compen-         Stock       Underlying     Pay-       Compen-
                                                       sation          Awards       Options/      outs ($)   sation
                                                         ($)            ($)         SARs (#)                   ($)
---------------------------------------------------------------------------------------------------------------------
Carlos D. De Mattos,      1997   351,421    140,568          -                -             -          -        1,230
Chairman; Chief           1996   263,425     50,000          -                -             -          -        1,462
Executive Officer;        1995   225,866          -          -                -       200,000          -        1,828
President; Chief
Financial Officer

Edward Phillips,          1997   295,747    118,299          -                -             -          -        1,512
Director;                 1996   263,425    100,000          -                -             -          -        1,799
President of Studio       1995   225,866          -          -                -       200,000          -        2,249
Equipment

Carly Barber,             1997   111,291     23,000          -                -             -          -        1,094
President of HRC          1996    88,002      7,000          -                -        15,000          -        1,219
                          1995    83,189          -          -                -             -          -            -

Gary S. Borman,           1997   100,769     30,203          -                -        30,000          -          900
Vice President,           1996    48,462      6,000          -                -        30,000          -           21
Corporate Controller      1995         -          -          -                -             -          -            -


 ALL OTHER COMPENSATION - This represents Company contributions to the 401(k) plan.



                                    OPTION/SAR GRANTS FOR THE YEAR ENDED SEPTEMBER 30, 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                       Individual Grants
-----------------------------------------------------------------------------------------------------------------------------------
 Name             Number of                 Percentage                     Exercise          Expir-           Potential
                  Securities                of Total                       or Base           ration           Value at Assumed
                  Underlying                Options/                       Price             Date             Rates of Stock Price
                  Options/                  SARs                           $/Share                            Appreciation For
                  SARs                      Granted to                                                        Option Term
                  Granted                   Employees                                                         ---------------------
                                                                                                              5%          10%
-----------------------------------------------------------------------------------------------------------------------------------
Gary S. Borman     30,000                        8%                       $    2.50          March,           $ 33,000     $ 83,000
                                                                                             2004
-----------------------------------------------------------------------------------------------------------------------------------

                                       OPTION/SAR EXERCISES AND FY-END VALUE TABLE
-----------------------------------------------------------------------------------------------------------------------------------
Name                  Shares                    ($) Value                     (# of Shares) Under-          Value of
                      Acquired                  Realized                      lying Unexercised             Unexercised
                      On                                                      Options and SARs              In-the-Money
                      Exercise                                                Exercisable/                  Options and SARs
                                                                              Unexercisable                 at FY-End ($)
                                                                                                            Exercisable/
                                                                                                            Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
Carlos D. De Mattos         -                        -                        207,000/67,000                $  309,000   /$ 92,000

Edward Phillips             -                        -                        207,000/67,000                $  309,000   /$ 92,000

Carly Barber                -                        -                        27,000/9,000                  $   51,000   /$ 21,000

Gary S. Borman              -                        -                        6,000/54,000                  $   14,000   /$ 113,000

-----------------------------------------------------------------------------------------------------------------------------------

The Company has an employee benefit plan intended to qualify under Section 401(k) of the Internal Revenue Code. Employees may contribute as deferred compensation up to 6% of compensation (not to exceed $9,500 annually). The Company matches from 20% to 50% of employee contributions based on individual salary levels.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)The table below shows as of December 17, 1997 the amount and class of the Company's voting stock owned beneficially (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended) by each holder of more than 5% of the Company's shares, each director of the Company and all directors and officers of the Company as a group:

                                Number of
 Name and Address of      Shares Beneficially     Percentage of
 Beneficial Owners/1/             Owned          Common Stock/8/
 --------------------     -------------------    ---------------
Carlos D. De Mattos          2,123,784/9/            19.3%

Edward Phillips              2,123,784/10/           19.3%

Ernst F. Nettmann              105,000/11/            1  %

Jack Brehm/(2)/                 17,000/12/              *

John H. Donlon/(4)/             15,000/13/              *

Jerome E. Farley/(3)/           15,000/14/              *

Benjamin P. Giess/(5)/       4,137,464/15/           37.7%

ING Equity Partners,         4,137,464/16/           37.7%
L.P.I /(6)/

John F. Jastrem/(7)/            15,000/17/              *

John A. Alonzo                  10,000/18/              *

Gary S. Borman                   6,000/19/              *

Kenneth W. Kramer                7,000                  *

Carly Barber                    27,000/20/              *
-------------------------------------------------------------------------------

All officers and directors
as a group (12 persons)      8,602,032               78.3%

*  Less than 1%

-------------------------------------------------------------------------------

1 Unless otherwise noted, all shares are beneficially owned and the sole voting power is held by the person indicated, and the address of each of these individuals is: c/o Matthews Studio Equipment Group, 3111 North Kenwood Street, Burbank, California 91505.

2
   This individual's address is: 19501 Greenbriar Drive, Tarzana, California 91356.

3
   This individual's address is: 4100 West Alameda Avenue, Burbank, California 91505.

4
   This individual's address is: 2813 West Alameda Avenue, Burbank, California 91506.

5
   This individual's address is: 135 East 57/th/ Street, 16/th/ Floor, New York, New York 10022.

6
   This company's address is: 135 East 57/th/ Street, 16/th/ Floor, New York, New York 10022.

7
   This individual's address is: 1913 Ripley Avenue, Redondo Beach, California 90278.

8
   Based on 10,988,806 shares outstanding.

9
   Includes 2,016,450 shares owned by a family trust with trust management vested in the named director as the trustee, and 100,000 shares owned by a limited liability company owned by such family trust. Includes options to purchase 207,333 shares of the Company's common stock.

10
   Includes 2,047,450 shares owned by a family trust with trust management vested in the named director as the trustee and 69,000 shares held outside of the family trust. Also includes options to purchase 207,333 shares of the Company's common stock.

11
   Includes options to purchase 100,000 shares of the Company's common stock.

12
   Includes options to purchase 15,000 shares of the Company's common stock.

13
   Represents options to purchase 15,000 shares of the Company's common stock.

14
   Represents options to purchase 15,000 shares of the Company's common stock.

15
   Mr. Giess disclaims beneficial ownership of these shares. Mr. Giess is an executive officer of Lexington Partners, Inc., which is the sole general partner of Lexington Partners, L.P., the sole general partner of ING, however, the Company has been advised by Mr. Giess that he does not exercise sole or shared voting or dispositive power with respect to the shares held by ING described in footnote (/16/).

16
   Includes a warrant to purchase 2,322,464 shares of the Company's common stock. Upon occurrence of an event of default under the Purchase Agreement, ING Equity Partners, L.P.I is entitled to exercise voting rights for the 2,322,464 shares underlying the warrant pursuant to a share of the Company's preferred stock issued to said company. Also includes an option issued to ING Equity Partners, L.P.I, to purchase 15,000 shares of the Company's common stock, as consideration for services of its appointee, Benjamin P. Giess.

17
   Includes options to purchase 15,000 shares of the Company's common stock.

18
   Represents options to purchase 10,000 shares of the Company's common stock.

19
   Represents options to purchase 6,000 shares of the Company's common stock.

20
   Includes options to purchase 27,000 shares of the Company's common stock.


(b) There are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company, except as described in Item 7 hereof.

EMPLOYMENT AGREEMENTS

The Company entered into a written Employment Agreement ("De Mattos Agreement") with Carlos D. De Mattos on July 1, 1995 for such individual to serve as the Company's Chief Executive Officer, President and Chairman of the Board for a three-year term commencing July 1, 1995, at an annual base salary of $257,000. On December 19, 1996, the Compensation Committee approved an increase in the base salary of Mr. De Mattos to $332,700 per year starting October 1, 1996.
Mr. De Mattos was also granted an option to purchase 200,000 shares of the Company's common stock at an exercise price of $3.00 per share. The right to purchase up to 66,667 shares under this option vests in like installments commencing on July 1, 1996 and the next two successive anniversaries of that date, and the option is exercisable until July 2005. As discussed above, shareholder approval of these options was required. At the Company's annual shareholder meeting held on May 30, 1996, the shareholders approved these options.

Effective as of October 1, 1997, the Employment Agreement with Mr. De
Mattos was amended (as amended, the "De Mattos Agreement") by the Compensation Committee. The term of the employment under the De Mattos Agreement will expire September 30, 2000 but, similar to the July 1, 1995 Employment Agreement, Mr. De Mattos has agreed to provide consulting services to the Company for a period of five years following the termination date, at 50% of the base salary. The base salary under the De Mattos Agreement was increased to $400,000 and will increase 10% at each anniversary date. Mr. De Mattos will receive an incentive bonus for fiscal year 1998 ranging from 20% to 100% of his base salary, based upon attainment by the Company of specific earnings per share levels (described in more detail in the De Mattos Agreement). The annual incentive bonus for fiscal years 1999 and 2000 will be based on performance levels to be established by the Company's Compensation Committee. As part of the amendment, options to purchase an additional 100,000 shares of the Company's common stock at an exercise price of $4.74 per share were granted to Mr. De Mattos. These options are in addition to the options to purchase 200,000 shares of the Company's common stock granted under the July 1, 1995 Employment Agreement. These additional options will vest at one-third increments on October 1, 1998 and on the next two successive anniversaries of that date, and were granted under and are subject to the terms of the Company's 1994 Stock Option Plan. The De Mattos Agreement has been approved by unanimous vote of the independent directors on the Compensation Committee of the Company's Board of Directors. Further, the agreement is to be submitted to the full Board for approval and is expected to be approved.

On July 1, 1995, the Company and Studio Equipment entered into a written Employment Agreement ("Phillips Agreement") with Edward Phillips, for him to serve as president of Studio Equipment for a three-year term commencing July 1, 1995, at an annual base salary of $257,000. The base salary increases 10% at each anniversary date during the term of the Phillips Agreement. The Phillips Agreement also provides for an annual incentive bonus from 20% to 40% of the base salary based upon attainment by the Company of specified Earnings (as defined in the Phillips Agreement). Mr. Phillips was also granted an option to purchase 200,000 shares of the Company's common stock at an exercise price of $3.00 per share. The right to purchase up to 66,667 shares under this option vests in like installments commencing on July 1, 1996, and the next two successive anniversaries of that date, and the option is exercisable until July 2005. As discussed above, shareholder approval of these options was required.
At the Company's annual shareholder meeting held on May 30, 1996, the shareholders approved these options. In addition, Mr. Phillips agreed, upon termination of the Phillips Agreement, to render consulting services to the Company for a period of five years from the termination date, at 50% of the base salary.



COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION IN COMPENSATION DECISIONS

None.

REPORT ON EXECUTIVE COMPENSATION

The compensation for the five highest paid executive officers of the Company in fiscal 1997 is set forth in the Summary Compensation Table which preceded this section.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As discussed above in Item 2, Properties, certain facilities of the Company are leased from PDM, a general partnership whose sole general partners are Carlos D. De Mattos, the Chairman of the Board, President and Chief Financial Officer of the Company, and Edward Phillips, a director of the Company and President of Studio Equipment. Until May 30, 1997, the executive office, showroom and warehouse of HRC in Sun Valley, California, was leased from a former director and former officers of the Company.

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

(a)(3) & (C) The Exhibit Index appears at page E-1 which follows the Financial Statements.

(b) Reports on Form 8-K - Form 8-K dated August 14, 1997 was filed during the last quarter of the period covered by this report.

(d) Financial Statement Schedules - the response to this portion of Item 14 is submitted as a separate section of this report and appears on page F-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10K for the fiscal year ended September 30, 1997, to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 26, 1997   MATTHEWS STUDIO EQUIPMENT GROUP



                           /s/ Carlos D. De Mattos
                           ----------------------------
                           Carlos D. De Mattos

                           Chairman of the Board, Chief Executive Officer,

                           President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Carlos D. De Mattos       Chairman of the Board, Chief Executive Officer,       December 26, 1997
-----------------------------
Carlos D. De Mattos           President, Chief Financial Officer


/s/ Edward Phillips           Director, President of Matthews Studio                December 26, 1997
-----------------------------
Edward Phillips               Equipment, Inc.


/s/ Jack Brehm                Director                                              December 26, 1997
-----------------------------
Jack Brehm

/s/ John H. Donlon            Director                                              December 26, 1997
-----------------------------
John H. Donlon

/s/ Jerome E. Farley          Director                                              December 26, 1997
-----------------------------
Jerome E. Farley

/s/ Benjamin P. Giess         Director                                              December 26, 1997
-----------------------------
Benjamin P. Giess

/s/ John F. Jastrem           Director                                              December 26, 1997
-----------------------------
John F. Jastrem

/s/ John A. Alonzo            Director                                              December 26, 1997
-----------------------------
John A. Alonzo

/s/ Gary S. Borman            Vice President, Corporate Controller                  December 26, 1997
-----------------------------
Gary S. Borman                (Principal Accounting Officer)

                        Matthews Studio Equipment Group
                  Index to Consolidated Financial Statements
                       and Financial Statement Schedule



                                                                             Page No.

Report of Independent Auditors                                                 F-2

Consolidated Balance Sheets at September 30, 1997 and 1996                     F-3

Consolidated Statements of Operations for the years ended September 30,
1997, 1996 and 1995                                                            F-5

Consolidated Statements of Shareholders' Equity for the years ended
September 30, 1997, 1996 and 1995                                              F-6

Consolidated Statements of Cash Flows for the years ended
September 30, 1997, 1996 and 1995                                              F-7

Notes to Consolidated Financial Statements                                     F-9

The following Consolidated Financial Statement Schedule of Matthews Studio Equipment Group is included in Item 14 (d)

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

                         REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
Matthews Studio Equipment Group

We have audited the accompanying consolidated balance sheets of Matthews Studio Equipment Group and subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matthews Studio Equipment Group and subsidiaries at September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                         S/Ernst & Young LLP
Los Angeles, California
December 12, 1997




                 MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                            Consolidated Balance Sheets
                                 ($ in thousands)

                                                             September 30
                                                        1997            1996
                                                     ----------      ----------
ASSETS :
Current Assets:
    Cash and cash equivalents                        $      393      $      462
    Accounts receivable less allowance for
        doubtful accounts of $745 in 1997
        and $480 in 1996                                  9,144           5,145
    Current portion of net investment in finance
        and sales-type leases (Note 3)                      829             794
    Inventories (Note 2)                                  7,844           4,961
    Prepaid expenses and other current assets               923             481
    Income tax refund receivable                            645               -
    Deferred income taxes (Note 5)                          894             464
                                                     ----------      ----------
                    Total current assets                 20,672          12,307

Property and Equipment (Notes 1 & 7):
    Rental equipment                                     47,169          32,280
    Manufacturing equipment and tooling                   1,952           1,872
    Office furniture and equipment                        3,627           2,438
    Land and building                                     2,131             -
    Leasehold improvements                                1,112             963
                                                     ----------      ----------
                                                         55,991          37,553
    Less accumulated depreciation and amortization       20,804          17,214
                                                     ----------      ----------
         Property and equipment, net                     35,187          20,339

Net investment in finance and sales-type leases,
 less current portion                                       455             865
Goodwill (Note 10)                                        4,052             -
Other assets                                              1,505             973
                                                     ----------      ----------
                   Total assets                      $   61,871      $   34,484
                                                     ==========      ==========


See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                    Consolidated Balance Sheets (continued)
                               ($ in thousands)

                                                                       September 30
                                                                  1997           1996
                                                                --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
     Accounts payable                                            $ 5,241        $ 2,603
     Accrued liabilities                                           2,950          1,626
     Current portion of long-term debt (Notes 4 & 7)                 693              -
     Current portion of capital lease obligations (Note 7)         2,126            125
                                                                 -------        -------
               Total current liabilities                          11,010          4,354

Long-term debt, less current portion (Note 4)                     31,859         18,619
Notes payable to related parties (Notes 4 & 10)                      956              -
Capital lease obligations, less current portion (Notes 4 & 7)      3,900            295
Deferred income taxes (Note 5)                                     2,976          2,142

Commitments and contingencies (Note 8)

Shareholders' equity (Note 6):
     Preferred stock, no par value, authorized
          1,000,000 shares; issued and outstanding
          one share in 1997 and 1996                                   -              -
     Common stock, no par value, authorized
          20,000,000 shares; issued and
          outstanding shares 10,632,000 in 1997
          and 10,331,000 in 1996                                   6,168          5,584
     Retained earnings                                             5,002          3,490
                                                                 -------        -------
Total shareholders' equity                                        11,170          9,074
                                                                 -------        -------

Total liabilities and shareholders' equity                       $61,871        $34,484
                                                                 =======        =======

See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                     Consolidated Statements of Operations
                    ($ in thousands, except per share data)

                                                                     Year ended September 30
                                                            1997              1996             1995
                                                        -----------       -----------       -----------
Revenues from rental operations                         $    25,589       $    14,125       $    12,797
Net product sales                                            20,769            16,079            14,554
                                                        -----------       -----------       -----------
                                                             46,358            30,204            27,351
Costs and expenses:
   Cost of rental operations                                 14,519             8,016             7,496
   Cost of sales                                             14,081            10,257             9,992
   Selling, general and administrative                       12,360             8,554             7,449
   Provision for doubtful accounts
    receivable                                                  269               295               157
   Interest                                                   2,675             2,044             1,990
                                                        -----------       -----------       -----------
                                                             43,904            29,166            27,084
                                                        -----------       -----------       -----------
Income before income taxes and
 extraordinary item                                           2,454             1,038               267
Provision for income taxes (Note 5)                             748                35                59
                                                        -----------       -----------       -----------
Income before extraordinary item                              1,706             1,003               208
Extraordinary loss on early extinguishment
 of debt - net of income tax benefit of $130
 in 1997 and $221 in 1995                                      (194)                -            (2,228)
                                                        -----------       -----------       -----------
Net income (loss)                                       $     1,512       $     1,003       $    (2,020)
                                                        -----------       -----------       -----------
Income (loss) per common share and
    common equivalent share  (Note 1):
    Income before extraordinary item                    $      0.16       $      0.10       $      0.02
    Extraordinary loss on early
    extinguishment of debt                                    (0.02)                -             (0.22)
                                                        -----------       -----------       -----------
    Net Income (loss) per share                         $      0.14       $      0.10       $     (0.20)
                                                        ===========       ===========       ===========
Income (loss) per common share
    assuming full dilution (Note 1):
    Income before extraordinary item                    $      0.15       $      0.10       $      0.02
    Extraordinary loss on early
    extinguishment of debt                                    (0.02)                -             (0.22)
                                                        -----------       -----------       -----------
    Net income (loss) per share                         $      0.13       $      0.10       $     (0.20)
                                                        ===========       ===========       ===========
Weighted average number of
    shares                                               12,526,000        10,328,000        10,314,000
                                                        ===========       ===========       ===========

See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity
                                (in thousands)

                                                                      Common Stock
                                                               ------------------------
                                                               Number of                        Retained
                                                                Shares           Amount         Earnings         Total
                                                               -------          -------         --------        -------
Balance at September 30, 1994                                   10,313           $5,386          $ 4,507        $ 9,893
  Exercise of stock options and
    warrants                                                         1                2                -              2
  Repurchase of warrants                                             -              (30)               -            (30)
  Issuance of warrants in
    connection with subordinated
    debt financing                                                   -              209                -            209
  Net loss                                                           -                -           (2,020)        (2,020)
                                                               -------          -------         --------        -------
Balance at September 30, 1995                                   10,314            5,567            2,487          8,054
  Exercise of stock options and
    warrants                                                        17               17                -             17
  Net income                                                         -                -            1,003          1,003
                                                               -------          -------         --------        -------
Balance at September 30, 1996                                   10,331            5,584            3,490          9,074

  Exercise of stock options                                         15               24                -             24
  Issuance of common stock in
    connection with the acquisition of
    Duke City Video, Inc.                                          286              560                -            560
  Net income                                                         -                -            1,512          1,512
                                                               -------          -------         --------        -------
Balance at September 30, 1997                                   10,632           $6,168          $ 5,002        $11,170
                                                               =======          =======         ========        =======



See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                               ($ in thousands)

                                                                             Year ended September 30
                                                                       1997            1996           1995
                                                                  -------------    ------------   ------------
Operating activities:
Net income (loss)                                                    $    1,512      $    1,003     $   (2,020)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
        Provision for doubtful accounts                                     269             295            157
        Depreciation and amortization                                     4,703           2,896          2,829
        Deferred income taxes                                               404             -             (127)
        Gain on sale of assets                                             (330)           (298)          (349)
        Extraordinary loss on early extinguishment of debt                  194             -            1,613
        Changes in operating assets and liabilities
        net of effects from acquisitions (Note 10):
             Accounts receivable                                         (2,037)         (1,402)          (809)
             Inventories                                                 (2,365)           (406)           565
             Net investment in leases                                       397             697            360
             Prepaids and other assets                                     (633)             73           (802)
             Income tax refund receivable                                  (645)            252              8
             Accounts payable and accrued liabilities                       747           1,588         (2,593)
                                                                  -------------    ------------   ------------
Net cash provided by (used in) operating activities                       2,216           4,698         (1,168)

Investing activities:
Payment for  acquisitions (Note 10)                                        (437)            -              -
Purchase of property and equipment                                       (9,660)         (6,905)        (4,107)
Proceeds from sale of property and equipment                                621           1,116            930
                                                                  -------------    ------------   ------------
Net cash used in investing activities                                    (9,476)         (5,789)        (3,177)

Financing activities:
Proceeds from exercise of stock options                                      24              17              2
Proceeds from borrowings                                                 14,065           1,098          4,046
Repayment of borrowings                                                  (6,898)
                                                                  -------------    ------------   ------------
Net cash provided by financing activities                                 7,191           1,115          4,048

Net increase (decrease) in cash and cash equivalents                        (69)             24           (297)

Cash and cash equivalents at beginning of period                            462             438            735
                                                                  -------------    ------------   ------------
Cash and cash equivalents at end of period                           $      393      $      462     $      438
                                                                  =============    ============   ============

See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (continued)
                               ($ in thousands)

                                                                                             Year ended September 30
                                                                                     1997            1996          1995
                                                                                -------------   -------------  -------------
Schedule of noncash investing and financing
   transactions:
       Long-term loans incurred to acquire equipment                               $    160        $    143        $    439
       Issuance of warrants in connection with secured
         debt financing                                                                 -               -               209
       Common stock issued for acquired company                                         560             -               -
       Dissolution of Electronics partnership                                           -               -               780

Additional disclosures:
   Cash paid during year for:
      Interest                                                                        2,495           1,878           1,635
      Income taxes                                                                      853              47              19









See accompanying notes.

               Matthews Studio Equipment Group and Subsidiaries

                  Notes to Consolidated Financial Statements

1.  ACCOUNTING POLICIES

Business

Matthews Studio Equipment Group (the Company) designs, manufactures, sells, leases and rents audio, video, film and production equipment and accessories to the motion picture, television, corporate, video and photography industries. The Company operates in one business segment and provides, as a single source, the necessary production equipment which is otherwise only available by using many different suppliers. The Company supplies equipment such as lights, grip lighting supports, professional video equipment, camera mounts, tripods, pedestals, fluid heads, camera dollies, portable camera cranes, power generators and production trucks. The Company's manufactured products are distributed worldwide by its sales force and by independent dealers and distributors located in North America, Europe, Asia and South America. In addition, the Company has fully operational and equipment supplied sound stages and studios.

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

Concentration of Credit Risk

The Company's customers are located around the world and are principally engaged in motion picture and television production, theatrical production, corporate video, commercial photography, or in providing rental equipment to companies in these industries. The Company generally sells on credit terms of 30 days and does not require collateral, except for items sold under capital leases in which it retains a security interest. The Company rents equipment under short-term operating leases on credit terms of generally 30 days and retains a security interest.

Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market.

Goodwill

The goodwill, which arose from acquisitions made during fiscal year 1997, is amortized over a period of twenty five years.

               Matthews Studio Equipment Group and Subsidiaries

1.  ACCOUNTING POLICIES (CONTINUED)

Marketing  and Advertising Expenses

Marketing expenses (including trade show and catalogue costs) are capitalized as prepaid expenses and amortized over six to twenty four month periods. The marketing expenses, including amortization of capitalized costs, for the years ended September 30, 1997, 1996 and 1995 were $409,000, $234,000 and $413,000, respectively. The advertising expenses (including media advertising and promotions) for the years ended September 30, 1997, 1996 and 1995 were $175,000, $139,000 and $146,000, respectively.

Property and Equipment

Property and equipment, including capital leases, are stated at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Rental equipment                 5 - 10 years

Buildings and improvements      10 - 40 years

Other fixed assets               5 - 10 years

Capital leases and leasehold improvements are amortized over the estimated useful lives, or the term of the related leases, for improvements, whichever is shorter, using the straight-line method. Amortization of capital leases is included in depreciation expense.

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

Prior to the year ended September 30, 1997, per share data had been computed based on the weighted average number of shares of common stock outstanding as dilutive options and warrants accounted for less than 3% of the outstanding common shares, as a result of exercise prices of options and warrants in excess of the existing market prices.

For the year ended September 30, 1997, earnings per share is computed under the modified treasury stock method which assumes the exercise of all outstanding stock options and warrants to purchase common stock, and the use of the assumed proceeds thereof to purchase up to a maximum of 20% of the then outstanding
common stock of the Company.   Excess

               Matthews Studio Equipment Group and Subsidiaries

1.  ACCOUNTING POLICIES (CONTINUED)

proceeds derived from the assumed purchase of such shares are assumed to be utilized to reduce the outstanding balances of notes payable. As a result, for purposes of determining primary earnings per share, net income is adjusted for the hypothetical reduction in interest expense of $236,000, and $79,000 for fully diluted earnings per share, for the year ended September 30, 1997, such adjustments being made net of income taxes.

Income Taxes

The Company utilizes the liability method to determine the provision for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. For the years ended September 30, 1997 and 1996 income tax expense was reduced as a result of recognition of net operating loss carryforwards which were reserved in prior years due to uncertainty of realization.

Long-Lived Assets

Long-lived assets used in operations are reviewed periodically to determine that the carrying values are not impaired and if indicators of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded.


Financial Statement Presentation

Certain balances from the September 30, 1996, financial statements have been reclassified to conform to the September 30, 1997 presentation.



New Accounting Principles

Earnings per share: In February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128, "Accounting for Earnings Per Share" ("FAS 128") This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. It is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt this new standard in fiscal year 1998, and has not yet determined the potential impact on the financial statements.

Comprehensive Income: In June 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in financial statements. FAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statements that is displayed with same prominence as other financial statements. It is effective for fiscal years beginning after December 15, 1997. The Company intends to disclose the information required by FAS 130 beginning with its 1998 fiscal year.

               Matthews Studio Equipment Group and Subsidiaries

1.  ACCOUNTING POLICIES (CONTINUED)

Segment Reporting:   In June 1997, the Financial Accounting Standards Board
issued statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information " ("FAS 131") This statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. It is effective for fiscal years beginning after December 15, 1997. The Company intends to adopt this new standard in fiscal year 1998, and does not believe that this statement will have significant impact on it financial statements.


2.  INVENTORY

Inventory consists of the following:

                                                  September 30
                                               1997          1996
                                              --------------------
                                                  (in thousands)

Raw materials and work in process             $2,388        $2,747
Finished Goods                                 5,456         2,214
                                              ------        ------
                                              $7,844        $4,961
                                              ======        ======

               Matthews Studio Equipment Group and Subsidiaries

3.  NET INVESTMENT IN LEASES

Finance and Sales Type Leases

The Company's net investment in finance and sales-type leases consists of the following:

                                                  September 30
                                               1997             1996
                                            ---------------------------
                                                  (in thousands)

Minimum lease payments
  receivable                                 $1,398              $1,880
Unearned income                                (114)               (221)
                                             ------              ------
Net investment in leases,
  including current portion of
  $829 in 1997 and
  $794 in 1996                               $1,284              $1,659
                                             ======              ======

Future annual minimum lease payments receivable under finance and sales-type leases are as follows at September 30, 1997 (in thousands):

                1998                              $  853
                1999                                 239
                2000                                 122
                2001                                  56
                2002 and thereafter                  128
                                                  ------
                                                  $1,398
                                                  ======

Any unguaranteed residual value of leased property at the end of the lease term under finance leases accrues to the benefit of the Company.


Operating Leases

The Company is the lessor of equipment and accessories used in the film, video, television, commercial photography and theatrical production industries. Such leases generally range from one day to several weeks, with certain rentals of several months. Substantially all of the leases are non-cancelable. The original cost and accumulated depreciation of rental equipment held for operating leases was $47,169,000 and $16,530,000, respectively, at September 30, 1997, and $32,280,000 and $13,772,000, respectively at September 30, 1996.

               Matthews Studio Equipment Group and Subsidiaries

4.  LONG-TERM DEBT


Long-term debt consists of the following:

                                                                                September 30
                                                                          -------------------------
                                                                               (in thousands)

                                                                            1997           1996
                                                                          --------       --------
Revolving Credit Loan                                                      $28,622        $13,779
Senior subordinated notes                                                      100          5,000
                                                                           -------        -------
                                                                            28,722         18,779
     Less unamortized discount                                                   -            160
                                                                           -------        -------
                                                                            28,722         18,619

Bank and vendor notes payable, partially  collateralized by land, building, vehicles and equipment, payable in  monthly installments,
 with interest at approximately 6.4% to 10.4% due through 2016               3,830              -
Capital lease obligations, with interest at approximately 6.5% to 22.6%
  due through  2002.                                                         6,026            420
Notes payable to related parties, interest at 8% to 8.75%                      956              -
                                                                           -------        -------
                                                                            39,534         19,039
Less current portion                                                         2,819            125
                                                                           -------        -------
                                                                           $36,715        $18,914
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

On July 27, 1995, the Company entered into a Release Agreement with GECC and repaid all amounts outstanding under the GECC Facility from borrowings under the Chase Facility and the proceeds from the Senior Subordinated Promissory Note with ING described in the paragraphs which follow. As a result of the refinancing, in fiscal year 1995, the Company incurred an extraordinary loss of $2,228,000 net of tax benefits, on the extinguishment of the debt to GECC.

               Matthews Studio Equipment Group and Subsidiaries

4.  LONG-TERM DEBT (CONTINUED)

The Chase Bank Revolving Credit Facility

On July 27, 1995, the Company and its principal subsidiaries as the Borrowers entered into an agreement for a senior secured revolving credit facility with The Chase Manhattan Bank as agent for a syndicate of lenders, in an aggregate principal amount of up to $17,000,000.

On August 14, 1997, the Company amended and restated its senior secured revolving credit facility with The Chase Manhattan Bank (the "Amended Chase Facility"), as agent for a syndicate of lenders ("Bank").

The Amended Chase Facility provides for revolving credit loans in an aggregate principal amount not in excess of $50 million at any time outstanding. The proceeds of the Amended Chase Facility may be used, 1) for general working capital purposes, 2) to finance the repayment of certain capitalized lease obligations, 3) to repay in full certain subordinated debt, 4) for the financing of future acquisitions with $10 million designated for such activities, and 5) to repurchase securities of the Company with $5 million designated for such activities, all within the limits specified in the agreement.

Interest on outstanding borrowings under the Amended Chase Facility at the Company's choice is at LIBOR plus a maximum of 2.75% or the greater of (i) Chase Manhattan Bank's Prime Rate plus a maximum of .75%, (ii) the Base CD Rate (as determined by the Bank) plus a maximum of 1.75% or (iii) the Federal Funds Effective Rate plus a maximum of 1.25%. In each case, the interest margin charged on outstanding loans may be reduced if specified ratios are achieved by the Company. In addition, the Company pays from three-eights of one percent to one-half of one percent on the unused credit commitment.

The Amended Chase Facility matures August 14, 2002. The Amended Chase Facility requires the Company to maintain certain levels of net worth and on a quarterly basis certain levels of EBITDA (earnings before interest, taxes, depreciation and amortization), and to meet several financial ratios including interest coverage and debt-to-EBITDA.

The Amended Chase Facility provides for annual capital expenditure limits of $9.0 million in fiscal 1997, and from $7.8 million to $8.6 million for the fiscal years thereafter. Amounts (up to $2.0 million) permitted to be expended in a given fiscal year may be carried over (if not spent) and expended in the succeeding fiscal year. In addition, the annual limits will be increased by 25% in years when specified ratios have been achieved.

At September 30, 1997, the Company had an outstanding principal balance of $28,622,000 and had $10,229,000 available for borrowing under the facility, and was in compliance with all covenants.

Borrowings under the Amended Chase Facility by the Company and its subsidiaries are cross collateralized pursuant to a security agreement in which the Company and its subsidiaries has granted the Bank a first priority lien in all of their respective assets.

In connection with the amendment and restatement of the Chase Facility, the Company incurred $562,000 of legal, bank fees and other related costs, which are being amortized over the term of the facility.

               Matthews Studio Equipment Group and Subsidiaries

4.  LONG TERM DEBT (CONTINUED)

The ING Equity Partners, L.P.I,  Senior Subordinated Promissory Note

In connection with the refinancing of the GECC Facility in July 1995, the Company entered into a purchase agreement (as amended in April 1996, the "Purchase Agreement") with ING Equity Partners, L.P. I ("ING"), pursuant to which the Company sold to ING for a total purchase price of $5 million (i) its senior subordinated promissory notes in the aggregate principal amount of $5 million, bearing interest at an initial rate of 10% per annum, (ii) a common stock purchase warrant (the "ING Warrant") entitling ING to purchase 2,322,464 of the Company's outstanding shares of common stock at an initial purchase price per share of $2.50 and having certain antidilutive rights and (iii) one share of preferred stock of the Company entitling ING to voting rights, with respect to the number of shares underlying the ING Warrant. The ING Warrant required an adjustment of the exercise price to $2.00 per share if the Company does not complete a public offering of its common stock at a price of at least $2.50 per share with net proceeds to the Company of at least $10 million by July 27, 1998 (a "Qualifying Offering").

The Company amended these agreements in April 1996 primarily to effect the following: (i) certain limits are placed on ING's anti-dilution rights under the ING Warrant; (ii) except for voting rights accorded by law, the share of preferred stock issued to ING will not have the right to vote until there has been a default under the Purchase Agreement; and (iii) the shareholders of the Company must approve the stock options granted to Carlos D. De Mattos under his employment agreement with the Company and to Edward Phillips under his employment agreement with the Company and Studio Equipment. In the absence of shareholder approval, those options would have been reduced from options to purchase 200,000 shares of the Company's common stock to 12,500 shares, in each individual's case. (See Item 12, Security Ownership of Certain Beneficial Owners and Management.)

As amended the Purchase Agreement provided for a $100,000 subordinated note maturing July 27, 2005, and a $4,900,000 subordinated note maturing July 27, 2000.

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

On September 29, 1997, the Company prepaid the $4,900,000 Subordinated Note with the anticipated maturity date of July 27, 2000. In connection with this prepayment, the Company and ING extended the date for the Qualifying Offering to December 31, 1999. The amendment of the ING related documents (but not the prepayment of the $4,900,000 Subordinated Note) become effective upon approval by the Bank, which approval the Company expects to receive.

               Matthews Studio Equipment Group and Subsidiaries

4.  LONG-TERM DEBT (CONTINUED)


In connection with the early extinguishment of debt, the Company recognized a loss of $194,000, net of tax benefits of $130,000.

Also on September 29, 1997, the Purchase Agreement was amended to conform with financial covenants and capital expenditure and acquisition limits under the Purchase Agreement to those of the Amended Chase Facility. Following prepayment of the $4,900,000 subordinated note, the $100,000 subordinated note accrues interest at the rate of 10% until maturity.

Under the above arrangements the Company is restricted from paying dividends on its common stock.

The aggregate annual maturities of long-term debt, consist of the following at September 30, 1997 (in thousands):


1998                            $    693
1999                                 598
2000                                 101
2001                                  74
2002                              28,695
thereafter                         3,347
                                --------
                                $ 33,508
                                ========


5.  INCOME TAXES


Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                  September 30
                                                               1997         1996
                                                           ----------    ----------
                                                              (in thousands)

Deferred tax liabilities:
    Tax depreciation in excess of book depreciation        $   3,773    $   3,167
    Leasing income                                               551          563
    Other                                                         98           43
                                                           ---------    ---------
Total deferred tax liabilities                                 4,422        3,773

Deferred tax assets:
    Net operating loss carryforwards                             560        1,173
    Alternative minimum tax credit carryforwards                 862          654
    ITC credit carryforwards                                     148          148
    Allowance for doubtful accounts receivable                   237          207
    Excess of tax basis over financial statement basis
    of inventory                                                 347          263
    Other accruals                                               258            -
    Valuation allowance                                          (72)        (350)
                                                           ---------    ---------
Total deferred tax assets                                      2,340        2,095
                                                           ---------    ---------
Net deferred tax liabilities                               $   2,082    $   1,678
                                                           =========    =========

               Matthews Studio Equipment Group and Subsidiaries

5.  INCOME TAXES (CONTINUED)

The provision (benefit) for income taxes on income (loss) before extraordinary item is as follows:

                                                  September 30,
                                         1997         1996        1995
                                       --------     --------    --------
                                                 (in thousands)

Current :
    Federal                             $  209       $  25       $  143
    State                                  135          10           16
                                        -------      -----       ------
                                           344          35          159

Deferred:
    Federal                                335           -         (171)
    State                                   69           -           71
                                        -------      -----       ------
                                           404           -         (100)
                                        -------      -----       ------
                                        $  748       $  35       $   59
                                        ======       =====       ======

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense for income (loss) before extraordinary item, is:


                                                      SEPTEMBER 30, 1997         September 30, 1996         September 30, 1995
                                                      AMOUNT     PERCENT         Amount     Percent         Amount     Percent
                                                      ------     -------         ------     -------         ------     -------
                                                                              (in thousands)


Tax at U.S. statutory rates                           $  834        34 %         $  353        34 %         $   91        34 %
State income taxes, net of
  federal tax benefit                                    147         6                -         -               11         4

Permanent differences                                     37         1               41         4               21         8
Reduction in valuation
  allowance on NOL
  carryforwards                                         (264)      (11)            (458)      (44)               -         -

AMT rate differences (carry-
  forwards)                                                -         -               35         3              (66)      (25)

Provision to return items:
  Additional depreciation                                  -         -               20         2
  Tax effect of Electronics
  dissolution                                              -         -               31         3

Other                                                      -         -               13         1
Other - net                                               (6)        -                -         -                2         1
                                                      -------      ------        -------     ------        -------       -----
                                                      $   748       30 %         $   35         3 %        $    59        22 %
                                                      =======      ======        ======      ======        =======       =====

               Matthews Studio Equipment Group and Subsidiaries

5.  INCOME TAXES (CONTINUED)

At September 30, 1997, the Company has alternative minimum tax credit carryforwards, with no expiration date, of $862,000, and federal net operating loss carryforwards of approximately $1,645,000, that expire principally in the year 2010.

               Matthews Studio Equipment Group and Subsidiaries

6.  SHAREHOLDERS' EQUITY

At September 30, 1997, the Company had the following warrants and stock options outstanding for the purchase of its common stock:





                                                    NUMBER OF
         DESCRIPTION            EXPIRATION DATE       SHARES       EXERCISE PRICE
                                                     ISSUABLE
-----------------------------   -----------------  ------------   ---------------

ING Warrants                    September 2005         2,322,464      $      2.50
Sutro Warrants                  September 2005           100,000      $      2.50
Other Warrants                  September 1998           115,000      $2.75-$4.13
                                to May 2002
1989 Plan                       February 1999            300,750      $1.00-$3.75
1994 Plan                       March 2004               828,300      $1.63-$4.38
1994 Directors' Plan            March 2004                80,000      $1.75-$3.00
Options outside of Plans        June 2005                415,000      $      3.00
                                                      ----------
Total number of common
  shares issuable                                      4,161,514
                                                      ==========

Warrant

In connection with the ING transaction (see Note 4), the Company issued the ING Warrant to ING for the purchase of 2,322,464 shares of common stock (subject to certain antidilution rights) at an initial purchase price of $2.50 per share, which expires July 27, 2005. As amended, the ING Warrant requires an adjustment of the warrant exercise price to $2.00 per share if the Company does not complete a public offering of its common stock at a price of at least $2.50 per share with net proceeds to the Company of at least $10 million by December 31, 1999. And, as part of the same July 27, 1995 transaction, the Company issued a warrant to Sutro & Co. for the purchase of 100,000 shares of common stock at $2.50 per share (the "Sutro Warrant") subject to certain antidilutive provisions similar to those granted to ING. During fiscal 1991 the Company issued a warrant to Princeton Securities for the purchase of 50,000 shares of common stock at $3.44 per share. The Company has also issued warrants to the owner of an entity with whom the Company has established a marketing arrangement.

Stock Options

At September 30, 1997, the Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans.

In accordance with the statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, pro forma information regarding net income and earnings per share has not been presented because the effect of the employee stock option grants is immaterial in fiscal years 1997 and 1996.

               Matthews Studio Equipment Group and Subsidiaries

6.  SHAREHOLDERS' EQUITY (CONTINUED)

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

The 1994 Directors Plan provides for the granting of options to purchase up to 300,000 shares of common stock. As of the date of each Annual Meeting of Shareholders, non-employee directors who have not previously received a grant under the 1994 Directors Plan, will receive an option to purchase 15,000 shares of common stock. Such shares are exercisable ratably 6, 24 and 36 months after the grant date, and at the fair market value of the shares at the grant date. During 1997 and 1996, no options were exercised under the 1994 Directors Plan.

The following summarizes the option activity related to the plans:

                                                                 1997                      1996
                                                ---------------------         -----------------
                                                             WEIGHTED                  WEIGHTED
                                                             AVERAGE                   AVERAGE
                                                   SHARES    EXERCISE        SHARES    EXERCISE
                     DESCRIPTION                   (000'S)    PRICE          (000'S)    PRICE
   --------------------------------------       -----------------------    ---------------------
      Fixed Options:
      Outstanding, at beginning of year               870       $2.37           675       $2.40
      Granted                                         388       $2.65           304       $2.00
      Exercised                                       (15)      $1.64           (17)      $1.00
      Forfeited                                       (34)      $3.02           (92)      $1.80
                                                    -----                      ----
      Outstanding at end of year                    1,209       $2.44           870       $2.37
                                                    =====                      ====

      Options exercisable at year-end                 622       $2.47           533       $2.50
      Weighted average fair value of exercisable
      options at year-end                                       $ .90                     $ .69


The weighted average remaining contract life of the plan options was 5.5 years as of September 30, 1997.

At September 30, 1997, the range of prices of exercisable options under the plans were $1.00 to $3.75.

               Matthews Studio Equipment Group and Subsidiaries

6.  SHAREHOLDERS' EQUITY (CONTINUED)

In addition to options under the Plans, the Company also issued options outside of these Plans to Carlos D. De Mattos, Edward Phillips and ING during fiscal 1995 (see Note 8). During 1997 and 1996, none of these options were exercised.

At September 30, 1997, the Company has adequately reserved common shares to cover all outstanding options and warrants.

7.  LEASES

The Company leases certain of its manufacturing facilities under non-cancelable operating leases with a company owned by certain officers/shareholders; such leases expire in December 1999. The Company also leases its primary facilities, equipment, vehicles and other premises under capital leases and non-cancelable operating leases.

Certain leases contain escalation clauses based on inflation or fixed amounts and generally require the Company to pay utilities, insurance, taxes and other operating expenses.

Property and equipment includes the following assets recorded under capital leases:


                                                 September 30,
                                               1997         1996
                                           ------------------------
                                            (in thousands)

Property and equipment                     $   5,933     $     775
Less accumulated amortization                    742           242
                                           ---------     ---------
                                           $   5,191     $     533
                                           =========     =========

Future minimum payments under capital leases and non-cancelable operating leases with initial terms of one year or more consisted of the following at September 30, 1997 (in thousands):

               Matthews Studio Equipment Group and Subsidiaries

7.  LEASES (CONTINUED)

                                               Capital       Operating
                                               Leases         Leases
                                           ---------------------------

1998                                            $2,379          $1,588
1999                                             2,159           1,202
2000                                             1,451           1,087
2001                                               639             701
2002                                               175             319
                                                ------          ------
                                                 6,803          $4,897
                                                                ======
Amounts representing interest                      777
                                                ------
Present value of net minimum lease
 payments (including
 current portion of $2,126)                     $6,026
                                                ======



Rent expense under operating leases approximated $1,687,000 for 1997, $1,661,000 for 1996, and $1,530,000 in 1995. Included in rent expense is rent for property leased from certain officers/shareholders of $479,000, $479,000 and $769,000, for the years ended September 30, 1997, 1996 and 1995, respectively.

               Matthews Studio Equipment Group and Subsidiaries

8.  COMMITMENTS AND CONTINGENCIES

The Company entered into a written Employment Agreement ("De Mattos Agreement") with Carlos D. De Mattos on July 1, 1995 for such individual to serve as the Company's President and Chairman of the Board for a three-year term commencing
July 1, 1995, at an annual base salary of $257,000.   On December 19, 1996, the
Compensation Committee approved an increase in the base salary of Mr. De Mattos to $332,700 per year starting October 1, 1996. Mr. De Mattos was also granted an option to purchase 200,000 shares of the Company's common stock at an exercise price of $3.00 per share. The right to purchase up to 66,667 shares under this option vests in like installments commencing on July 1, 1996 and the next two successive anniversaries of that date, and the option is exercisable until July 2005. As discussed above, shareholder approval of these options was required.
At the Company's annual shareholder meeting held on May 30, 1996, the shareholders approved these options.

Effective as of October 1, 1997, the Employment Agreement with Mr. De Mattos was amended (as amended, the "De Mattos Agreement") by the Compensation Committee. The term of the employment under the De Mattos Agreement will expire September 30, 2000 but, similar to the July 1, 1995 Employment Agreement, Mr. De Mattos has agreed to provide consulting services to the Company for a period of five years following the termination date, at 50% of the base salary. The base salary under the De Mattos Agreement was increased to $400,000 and will increase 10% at each anniversary date. Mr. De Mattos will receive an incentive bonus for fiscal year 1998 ranging from 20% to 100% of his base salary, based upon attainment by the Company of specific earnings per share levels (described in more detail in the De Mattos Agreement). The annual incentive bonus for fiscal years 1999 and 2000 will be based on performance levels to be established by the Company's Compensation Committee. As part of the amendment, options to purchase an additional 100,000 shares of the Company's common stock at an exercise price of $4.74 per share were granted to Mr. De Mattos. These options are in addition to the options to purchase 200,000 shares of the Company's common stock granted under the July 1, 1995 Employment Agreement. These additional options will vest in one-third increments on October 1, 1998 and on the next two successive anniversaries of that date, and were granted under and are subject to the terms of the Company's 1994 Stock Option Plan. The De Mattos Agreement has been approved by unanimous vote of the independent directors on the Compensation Committee of the Company's Board of Directors. Further, the agreement is to be submitted to the full Board for approval and is expected to be approved.

On July 1, 1995, the Company and Studio Equipment entered into a written Employment Agreement ("Phillips Agreement") with Edward Phillips, for him to serve as president of Studio Equipment for a three-year term commencing July 1, 1995, at an annual base salary of $257,000. The base salary increases 10% at each anniversary date during the term of the Phillips Agreement. The Phillips Agreement also provides for an annual incentive bonus from 20% to 40% of the base salary based upon attainment by the Company of specified Earnings (as defined in the Phillips Agreement). Mr. Phillips was also granted an option to purchase 200,000 shares of the Company's common stock at an exercise price of $3.00 per share. The right to purchase up to 66,667 shares under this option vests in like installments commencing on July 1, 1996, and the next two successive anniversaries of that date, and the option is exercisable until July 2005. As discussed above, shareholder approval of these options was required.
At the Company's annual shareholder meeting held on May 30, 1996, the shareholders approved these options. In addition, Mr. Phillips agreed, upon termination of the Phillips Agreement, to render consulting services to the Company for a period of five years from the termination date, at 50% of the base salary.

In addition to the Purchase Agreement which the Company entered into with ING (see Note 4), as part of the transaction, the Company and certain of its management shareholders (the "Management Shareholders") entered into a Shareholders Agreement with ING (the "Shareholders Agreement") pursuant to which the Company and the shareholders agreed to nominate and vote for the election of two representatives of ING to the Board of Directors of the Company, the number of members of which would be set at nine. The Shareholders Agreement also contains certain restrictions on the transfer of shares held by ING and the Management Shareholders.

               Matthews Studio Equipment Group and Subsidiaries

8.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company also entered into a registration rights agreement (the "Registration Rights Agreement") with ING and Sutro & Co., Incorporated, which acted as the Company's investment bankers in connection with the transaction ("Sutro"), entitling the holders of the ING Warrant and the common stock purchase warrant issued to Sutro with respect to the purchase of up to 100,000 shares of common stock of the Company, to certain demand and piggy back registration rights with respect to the shares of common stock issuable upon exercise of the ING Warrant as well as any shares of common stock subsequently acquired by ING. The Registration Rights Agreement also grants ING the right to require the Company to file a shelf registration statement with respect to the sale from time to time of the 1.4 million shares of common stock of the Company acquired by ING from a former employee of the Company.

The Company is from time to time named as a defendant in legal proceedings, in the ordinary course of its business. In the opinion of management, after consultation with outside counsel, there are no outstanding suits or claims that may reasonably result in a material adverse effect on the business, financial condition or results of operations of the Company.


9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of the Company's outstanding balances under its revolving credit facility and senior subordinated notes approximate the fair value because the interest rates on outstanding borrowings vary according to current market rates or are set at approximate market rates.

10.  ACQUISITIONS

The following acquisitions are included in the results of operations of the Company beginning as of the effective date of the transactions.

Effective May 1, 1997, the Company acquired Duke City Video, Inc. ("Duke City"), pursuant to stock exchange agreements dated as of May 2, 1997, among the shareholders of Duke City and Duke City Holdings Inc., a wholly-owned subsidiary of the Company. The acquisition was accounted for under the purchase method of accounting for business combinations. Pursuant to the stock exchange agreements the Duke City shareholders received 285,715 restricted and unregistered shares of the Company's common stock in exchange for all of the common stock of Duke City, in a transaction exempt from registration under the Securities Act of 1933. In connection with the transaction, the Company reissued a note payable to an officer of Duke City in the amount of $580,000.

Effective January 1, 1997, the Company purchased the assets and business of Media Lighting Supply, Inc., a lighting supply company in Miami, Florida. The acquisition was accounted for under the purchase method of accounting for business combinations. The acquisition was made for cash of $425,000. In addition, the Company incurred debt of $1,505,000 related to the transaction. Cash of $200,000 was paid on closing, with the remaining portion of the purchase price becoming due in installments of $100,000, $100,000 and $25,000 on the first, second and third anniversaries of the closing.

Effective June 1, 1997, the Company purchased the assets and business of Centerline Stage & Studio Lighting, Inc. of Tempe Arizona. The acquisition was accounted for under the purchase method of accounting for business combinations. The acquisition was made for cash of $382,000 of which $237,000 was paid on closing, with the remaining portion of the purchase price becoming due on January 1, 1999. In addition, the Company assumed debt of $164,000 related to the transaction.

In respect of the above acquisitions, the excess of purchase price over the fair market value of net assets acquired ("goodwill") amounted to $4,074,000, and the fair market value of assets acquired was $13,091,000. In connection with the acquisitions the fair value of liabilities assumed was $16,168,000.

               Matthews Studio Equipment Group and Subsidiaries

10.  ACQUISITIONS (CONTINUED)

The pro forma results of operations for the years ended September 30, 1997 and 1996, assuming consummation of the purchases as of October 1, 1995, are as follows:



                                              For the Year Ended September 30
                                                 1997                 1996
                                          ------------------   ------------------
                                          ($ in thousands, except per share data)

Net revenue                                          $52,958              $43,617
Net income before extraordinary item                   1,003                  903
Net income                                               809                  903
Net income per common share primary                     0.08                 0.09
Net income per common share fully
  diluted                                               0.07                 0.09

11.  OTHER ITEMS

The Company maintains a defined contribution retirement plan ("the Plan"), which qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees with over one year of service. The Company makes matching contributions between 20% and 50% of the participant's deferral depending on the participant's annual salary up to a maximum of 6% of compensation. The Company recognized expense under the plan of $77,000 in 1997, $52,000 in 1996 and $29,000 in 1995.

In the fourth quarter of 1997, the Company incurred an extraordinary loss on the extinguishment of the ING debt, of $324,000 before the related tax benefit of $130,000.

In the fourth quarter of 1995, the Company incurred an extraordinary loss on the extinguishment of the GECC debt, of $2,449,000. The Company also recorded a fiscal 1995 fourth quarter adjustment to reduce the carrying amount of used equipment inventories by $276,000. The aggregate impact of these adjustments increased the fourth quarter's pretax loss by $2,725,000.

For the fiscal year ended September 30, 1997, a single rental customer accounted for approximately 10.9% of total revenues.

               Matthews Studio Equipment Group and Subsidiaries

12.   SUBSEQUENT EVENTS

On October 17, 1997, the Company purchased the assets and business of Haehnle Dwertman, Inc. (HDI), a grip, lighting and video camera rental company in Covington, Kentucky and Cincinnati, Ohio. The acquisition was made for cash of $800,000 and 350,000 restricted and unregistered shares of the Company's common stock in exchange for all of the common stock of HDI, in a transaction exempt from registration under the Securities Act of 1933. In addition, the Company incurred debt of $1,511,000, and recorded $300,000 of goodwill relating to the transaction. As part of the acquisition, the Company entered into real estate leases with an affiliate of HDI, for Cincinnati, Ohio and Covington, Kentucky facilities from which HDI's business was conducted. The Company is continuing to operate the business acquired from HDI at those facilities.

On October 31, 1997, the Company purchased the assets and business of Olesen, a theatrical supply company in Hollywood, California. The acquisition was made for cash of $1,450,000 of which $1,000,000 of cash was paid on closing, with the remaining portion of the purchase price becoming due in two equal installments on October 31, 1999 and October 31, 2000. In addition, the Company incurred debt of $605,000 and recorded goodwill of $690,000, relating to the transaction. As part of the acquisition, the Company entered into real estate leases with affiliates of Olesen, for facilities located in Hollywood, California from which Olesen's business was conducted. The Company is continuing to operate the business acquired from Olesen from those facilities.

The acquisition of both HDI and Olesen have been accounted for under the purchase method of accounting for business combinations.

                       Matthews Studio Equipment Group


                                 SCHEDULE  II
                       VALUATION AND QUALIFYING ACCOUNTS
                            (amounts in thousands)



   Year                                                                 Charged
   Ended                                              Balance at        to Costs       Charged                            Balance
  September                                           Beginning           and          to Other         Deductions        at End
    30                       Description               of Year          Expenses       Accounts        - Describe         of Year
------------          -----------------------        ------------     ------------   ------------      -------------    -----------
 1997                 ALLOWANCE FOR DOUBTFUL
                       ACCOUNTS                         $480              $269         $150 (B)          $154 (A)          $745

 1996                 Allowance for doubtful
                       accounts                          297               295            -               112 (A)           480

 1995                 Allowance for doubtful
                       accounts                          225               157            -                85 (A)           297


(A) Uncollectible accounts written off.

(B) Amount assumed in connection with acquisitions.

                                 INDEX TO EXHIBITS


Exhibit
  No.                                   Description
-------   ---------------------------------------------------------------------

3 (a) Articles of Incorporation and amendments incorporated by reference to the Company's Registration Statement on Form S-18 No. 33-30963 LA.

3 (b) Bylaws and amendments incorporated by reference to the Company's Registration Statement on Form S-18 No. 33-30963 LA.

3 (c) Amendment to Articles of Incorporation changing the number of members of Board of Directors, incorporated by reference to the Company's definitive Proxy Statement dated March 1, 1990.

3 (d) Amendment to Articles of Incorporation limiting directors' and officers' liability, incorporated by reference to the Company's definitive Proxy Statement dated March 1, 1990.

3 (e) Certificate of Determination regarding Preferred Stock, incorporated by reference to the Company's Form 8-K dated August 14, 1994.

3 (f) Amendment to Bylaws, incorporated by referenced to the Company's Form 10-K for fiscal year ended September 30, 1995.

3 (g) Amended and Restated Articles of Incorporation, incorporated by reference to the Company's 8-K dated August 14, 1997.

4 (a) Subordinated Note dated as of July 27, 1995, made by the Company in favor of ING Equity Partners, L.P. I, incorporated by reference to the Company's Form 8-K dated August 14, 1994.

4 (b) Warrant dated as of July 27, 1995 issued by the Company to ING Equity Partners, L.P. I, incorporated by reference to the Company's Form 8-K dated August 14, 1994.

4 (c) Registration Rights Agreement dated as of July 27, 1995, between the Company and ING Equity Partners, L.P. I, incorporated by reference to the Company's Form 8-K dated August 14, 1994.

4 (d) Stockholders Agreement dated as of July 27, 1995, among the Company, ING Equity Partners, L.P. I, Carlos D. De Mattos, Edward Phillips, C&E DM Limited Partnership, CE& DM LLC, The Carlos and Elena De Mattos Family Trust dated February 12, 1991 and the Edward and Norman Phillips Family Trust dated June 5, 1991, incorporated by reference to the Company's Form 8-K dated August 14, 1994.

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

10 (a) 1989 Stock Option Plan, incorporated by reference to the Company's Registration Statement on Form S-18 No. 33-30963 LA.

10 (b) Amendment to 1989 Stock Option Plan incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1991.

10 (c) 1994 Stock Option Plan incorporated by reference to the Company's Proxy Statement dated March 29, 1994.

10 (d) 1994 Stock Option Plan for Directors incorporated by reference to the Company's Proxy Statement dated March 29, 1994.

10 (e) Lease Agreement between PDM and the Company, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

10 (f) Lease Agreement between Hollywood Rental Co., Inc. and Douglas J. Pentek and Frieda M. Pentek, incorporated by reference to the Company's Registration Statement on Form S-18 No. 33-30963 LA.

10 (g) Lease Agreement between Perimeter Woods Associates and Hollywood Rental Co., Inc., incorporated by reference to the Company's Form 10-K dated for the fiscal year ended September 30, 1991.

10 (h) First Amendment to Lease Agreement between Perimeter Woods Associates and Hollywood Rental Co., Inc., incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

10 (i) Employment Agreement between the Company and Carlos D. De Mattos dated July 1, 1995, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

10 (j) Employment Agreement between the Company, Matthews Studio Equipment, Inc. and Edward Phillips dated July 1, 1995, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

10 (k) Agreement of Dissolution of General Partnership between Matthews Studio Electronics, Inc., and E.F. Nettmann & Associates, Inc., dated as of September 30, 1994, less attachments, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

10 (l) Equipment Management Services Agreement between Matthews Studio Electronics, Inc., and E.F. Nettmann & Associates, Inc., dated as of October 1, 1994, less attachments, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

10 (m) Assignment of License Agreement With Option of First Refusal between Matthews Studio Electronics, a general partnership and the Company, dated as of June 1, 1989, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

10 (n) Release dated as of July 27, 1995, made by the Company, Matthews Studio Equipment, Inc., Matthews Acceptance Corporation, Matthews Studio Electronics, Inc., Matthews Studio Electronics, E.F. Nettmann & Associates, Inc. in favor of General Electric Capital Corporation, incorporated by reference to the Company's Form 8-K dated August 14, 1994.

10 (o) Revolving Credit Agreement dated as of July 27, 1995 among the Company, Matthews Studio Equipment, Inc., Hollywood Rental Co., Inc., Matthews Studio Electronics, Inc., Matthews Acceptance Corporation, and Chemical Bank, incorporated by reference to the Company's Form 8-K dated August 14, 1994, less the exhibits or schedules, but including items 10(p) and 10(q).

10 (p) Revolving Credit Note, dated as of July 27, 1995, made by the Company, Matthews Studio Equipment, Inc., Hollywood Rental Co., Inc., Matthews Studio Electronics, Inc., Matthews Acceptance Corporation, to Chemical Bank, incorporated by reference to the Company's Form 8-K dated August 14, 1994.

10 (q) Security Agreement, dated as of July 27, 1995, among the Company, Matthews Studio Equipment, Inc., Hollywood Rental Co., Inc., Matthews Studio Electronics, Inc., Matthews Acceptance Corporation, Matthews Medical Equipment, Inc., Keylite Holdings, Inc., Keylite Production Services, Inc., Reel Wheels, Inc., and Chemical Bank, incorporated by reference to the Company's Form 8-K dated August 14, 1994.

10 (r) Purchase Agreement dated as of July 27, 1995 between the Company and ING Equity Partners, L.P. I, incorporated by reference to the Company's Form 8-K dated August 14, 1994, less the exhibits or schedules, but including items 4(a), 4(b), 4(c), 4(d), 4(e), 4(f) and 4(g) above and 10(s) below.

10 (s) Amendment No. 1 to Purchase Agreement dated as of April 5, 1996, between the Company and ING Equity Partners, L.P. I, incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996.

10 (t) First Amendment to Employment Agreement, dated as April 5, 1996, between the Company and Carlos D. De Mattos, incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996.

10 (u) First Amendment to Employment Agreement, dated as April 5, 1996, between the Company and Edward Phillips, incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996.

10 (v) Stock Exchange Agreement and Plan of Reorganization dated as of May 2, 1997, among Patricia M. Brusati, Harold Jay Lefkovitz, Louise K. Lefkovitz, Stephen F. Ward, Duke City Video, Inc.and Duke City Holdings, Inc., incorporated by reference from the Company's Form 8-K filed May 2, 1997.

10 (w) Subordination Agreement made by Harold Jay Lefkovitz in favor of Chase Manhattan Bank, as agent, incorporated by reference from the Company's Form 8-K filed May 2, 1997.

10 (x) Stock Exchange Agreement dated as of May 2, 1997, between Duke City Holdings, Inc. and John E. Hensch, incorporated by reference from the Company's Form 8-K filed May 2, 1997.

10 (y) Amended and Restated Credit Agreement, incorporated by reference from the Company's Form 8-K filed August 14, 1997.

11        Statements Re: Computation of Per Share Earnings

21 List of the Company's subsidiaries, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

23 Consent of Independent Auditors covering the consolidated financial statements for the fiscal year ended September 30, 1997.

27        Financial Data Schedule