Form 10-Q
period 1997-12-31
MATTHEWS STUDIO EQUIPMENT GROUP
filed 1998-02-13
CIK 855575

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


                                  (MARK ONE)



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period ended DECEMBER 31, 1997
                     -----------------

                                      or


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to ____________

Commission file number 0-18102
                       -------


                        MATTHEWS STUDIO EQUIPMENT GROUP
                        -------------------------------
            (Exact name of registrant as specified in its charter)

                      CALIFORNIA                    95-1447751
             -----------------------------------------------------
             (State or other jurisdiction of    (I.R.S. Employer
              incorporation or organization)   Identification No.)


          3111 NORTH KENWOOD STREET, BURBANK, CA             91505
          -----------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. COMMON STOCK, NO PAR VALUE
                                                 --------------------------
10,988,806 SHARES AS OF JANUARY 31, 1998.
-----------------------------------------

                                     INDEX

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES



PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - December 31, 1997 and September 30, 1997

         Condensed consolidated statements of income - Three months ended December 31, 1997 and 1996

         Condensed consolidated statements of cash flows - Three months ended December 31, 1997 and 1996

         Notes to condensed consolidated financial statements - December
         31, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


Signatures

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)

MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
($ in thousands)

                                                   December 31,     September 30,
                                                       1997             1997
                                                   ------------     -------------
                                                   (Unaudited)         (Note)
ASSETS :
Current Assets:
   Cash and cash equivalents                          $    567       $    393
   Accounts receivable, less allowance for
     doubtful accounts of $808 at December 31,
     1997 and $745 at September 30, 1997                 8,715          9,144
   Current portion of net investment in finance
     and sales-type leases                                 796            829
   Inventories                                           9,242          7,844
   Prepaid expenses and other current assets               774            923
   Income tax refund receivable                            645            645
   Deferred income taxes                                   894            894
                                                      --------       --------
       Total current assets                             21,633         20,672

Property and Equipment:
  Rental equipment                                      51,893         47,169
  Manufacturing equipment and tooling                    1,851          1,952
  Office furniture and equipment                         3,874          3,627
  Land and building                                      2,131          2,131
  Leasehold improvements                                 1,292          1,112
                                                      --------       --------
                                                        61,041         55,991
  Less accumulated depreciation and amortization        22,544         20,804
                                                      --------       --------
    Property and equipment, net                         38,497         35,187

Net investment in finance and sales-type leases,
  less current portion                                     405            455
Goodwill (Notes 2 & 4)                                   5,543          4,052
Other assets                                             1,575          1,505
                                                      --------       --------
        Total assets                                  $ 67,653       $ 61,871
                                                      ========       ========

Note: The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (continued)
                               ($ in thousands)


                                                                               December 31,              September 30,
                                                                                   1997                      1997
                                                                              -------------              -------------
                                                                               (Unaudited)                  (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
       Accounts payable                                                       $       3,799              $       5,241
       Accrued liabilities                                                            2,393                      2,950
       Current portion of long-term debt                                                555                        693
       Current portion of capital lease obligations                                   2,203                      2,126
                                                                              -------------              -------------
                     Total current liabilities                                        8,950                     11,010

Long-term debt, less current portion                                                 39,346                     31,859
Notes payable to related parties                                                        956                        956
Capital lease obligations, less current portion                                       3,356                      3,900
Deferred income taxes                                                                 2,976                      2,976

Shareholders' equity:
       Preferred stock                                                                    -                          -
       Common stock                                                                   7,064                      6,168
       Retained earnings                                                              5,005                      5,002
                                                                              -------------              -------------
                     Total shareholders' equity                                      12,069                     11,170
                                                                              -------------              -------------
                     Total liabilities and shareholders' equity               $      67,653              $      61,871
                                                                              =============              =============

Note: The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                  Condensed Consolidated Statements of Income
                                  (Unaudited)
                    ($ in thousands, except per share data)

                                                          Three Months Ended
                                                             December 31,

                                                           1997             1996
                                                      --------------     -------------
Revenues from rental operations                       $        7,771     $       5,768
Net product sales                                              5,686             3,554
                                                      --------------     -------------
                                                              13,457             9,322

Costs and expenses:

    Cost of rental operations                                  4,062             3,398
    Cost of sales                                              3,860             2,332
    Selling, general and administrative                        4,379             2,339
    Provision for doubtful accounts receivable                    41                67
    Interest                                                   1,110               567
                                                      --------------     -------------
                                                              13,452             8,703


Income before income taxes                                         5               619
Provision for income taxes                                         2               248
                                                      --------------     -------------

          Net income                                  $            3     $         371
                                                      ==============     =============

Earnings per common share, basic and
    diluted (Note 3)                                           $0.00             $0.04
                                                      ==============     =============

See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                 (Unaudited)
                               ($ in thousands)

                                                       Three Months Ended
                                                           December 31,
                                                        1997          1996
                                                     ---------     ---------
Operating activities:
Net income                                           $       3     $     371
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Provision for doubtful accounts receivable              41            67
    Depreciation and amortization                        1,867           799
    Gain on sale of assets                                (105)          (53)
    Changes in operating assets and liabilities
      net of effects from acquisitions (Note 4):
        Accounts receivable                                832           137
        Inventories                                       (585)         (403)
        Net investment in leases                            83            99
        Prepaids and other assets                           12           (29)
        Accounts payable and accrued liabilities        (1,692)         (290)
        Income tax refund receivable                         -           206
                                                     ---------     ---------
Net cash provided by operating activities                  456           904

Investing activities:
Payment for acquisitions                                (1,800)            -
Purchase of property and equipment                      (4,227)       (1,376)
Proceeds from sale of property and equipment               209           150
                                                     ---------     ---------
Net cash used in investing activities                   (5,818)       (1,226)

Financing activities:
Proceeds from exercise of stock options                     12             -
Proceeds from borrowings                                 7,019           153
Repayment of borrowings                                 (1,495)            -
                                                     ---------     ---------
Net cash provided by financing activities                5,536           153

Net increase (decrease) in cash and cash equivalents       174          (169)

Cash and cash equivalents at beginning of period           393           462
                                                     ---------     ---------
Cash and cash equivalents at end of period           $     567     $     293
                                                     =========     =========

See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)
                               ($ in thousands)


                                                       Three Months Ended
                                                           December 31,
                                                      1997          1996
                                                     -------       -------
Schedule of noncash investing and financing
  transactions:
    Common stock issued for acquired company         $   884       $     -

Additional disclosures:
  Cash paid during period for:
    Interest                                           1,069           597
    Income taxes                                           -             -

See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1.  General


Presentation

The accompanying unaudited condensed consolidated financial statements of Matthews Studio Equipment Group and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998, due to fluctuations in film production activities. For further information refer to the consolidated financial statements and footnotes thereto included in the Matthews Studio Equipment Group's annual report on Form 10-K for the year ended September 30, 1997.


Business

The Company designs, manufactures, sells, leases and rents audio, video, film and production equipment and accessories, to the motion picture, television, corporate, video, photography and live theatrical industries. The Company operates in one business segment and provides, as a single source, the necessary production equipment which is otherwise only available by using many different suppliers. The Company supplies equipment such as lights, grip lighting supports, professional video equipment, camera mounts, tripods, pedestals, fluid heads, camera dollies, portable camera cranes, power generation, production trucks, and theatrical equipment. The Company's manufactured products are distributed worldwide by its sales force and by independent dealers and distributors located in North America, Europe, Asia and South America. In addition, the Company has fully operational soundstages and studios which are supplied with equipment.



2.  Accounting Policies


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

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
       Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)


Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

The Company's customers are located around the world and are principally engaged in motion picture and television production, theatrical production, corporate video, commercial photography, or in providing rental equipment to companies in these industries. The Company generally sells on credit terms of 30 days and does not require collateral, except for items sold under capital leases in which it retains a security interest. The Company rents equipment to customers under short-term leases on credit terms of generally 30 days and retains a security interest.


Inventories

Inventories are principally stated at the lower of first-in, first-out cost or market.


Goodwill

The goodwill, which arose from acquisitions, is amortized over a period of twenty five years.


Property and Equipment

Property and equipment, including capital leases, are stated at cost. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets as follows:



                 Rental equipment                5 - 10 years

                 Buildings and improvements      10 - 40 years

                 Other equipment                 5 - 10 years


Capital leases are amortized over the estimated useful lives using the straight-line method and the amortization is included in depreciation expense. Leasehold improvements are amortized over the estimated useful life of the improvement, or the related lease term, whichever is shorter.

Costs incurred for major renewals and betterments that extend the useful life of the assets are capitalized, whereas repair and maintenance costs are charged to expense as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)



2.  Accounting Policies (continued)



Revenue Recognition

The Company recognizes revenue from rentals under operating leases in the week in which they are earned and recognizes product sales upon shipment.

Interest income from non-cancelable lease contracts accounted for as direct finance leases is recognized using the interest method over the term of the related lease agreement.



Per Share Data

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Accounting for Earnings Per Share" ("FAS 128"). This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. Accordingly, the Company implemented FAS 128 in the quarter ended December 31, 1997. The retroactive application of the statement had no impact on the EPS for the quarter ended December 31, 1996.



Income Taxes

The Company utilizes the liability method to determine the provision for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. For the three months ended December 31, 1997 and 1996, an effective income tax rate of approximately 40% was utilized.



Long-Lived Assets

Long-lived assets used in operations are reviewed periodically to determine that the carrying values are not impaired and if indicators of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded.



Financial Statement Presentation

Certain balances from the December 31, 1996, financial statements have been reclassified to conform to the December 31, 1997 presentation.

                MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


3.  Earnings Per Share

The following is a reconciliation of the computations for basic and diluted EPS:

                                                     For the Quarter Ended December 31,
                               -------------------------------------------------------------------------
                                            1997                                    1996
                               -----------------------------------   -----------------------------------
                                 Income      Shares      Per-Share     Income      Shares      Per-Share
                               (Numerator) (Denominator)  Amount     (Numerator) (Denominator)  Amount
                               ----------- ------------- ---------   ----------- ------------- ---------
Basic EPS:
Income available
  to common stockholders        $        3        10,987   $  0.00     $     371        10,332   $  0.04
                                                         =========                              ========

Effect of Dilutive
Options and warrants                               1,593                                    76
                               ----------- -------------             ----------- -------------

Diluted EPS:
Income available to common
  Stockholders and assumed
    conversions                 $        3        12,580   $  0.00     $    371         10,408   $  0.04
                               =========== ============= =========   =========== ============= =========

Options to purchase 119,000 shares of common stock at a range of $4.13 to $4.74 per share, and options to purchase 3,314,000 shares of common stock at a range of $2.50 to $4.13 per share, were outstanding during the quarter ended December 31, 1997 and 1996 respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

During the three months ended December 31, 1997, 7,100 shares of common stock were issued upon exercise of stock options.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                        Three Months Ended December 31,
                                                   1997
                                                   ----
Net income

 As reported                                       $  3

 Pro forma                                          (16)

Earnings per share, basic and diluted

 As reported                                          -

 As Pro forma                                         -

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)



4.  Acquisitions


The following acquisitions are included in the results of operations of the Company beginning as of the effective date of the transactions.

Effective October 1, 1997, the Company purchased the assets and business of Haehnle Dwertman, Inc. (HDI), a grip, lighting and video camera rental company in Covington, Kentucky and Cincinnati, Ohio. The acquisition was made for cash of $800,000 and 350,000 restricted and unregistered shares of the Company's common stock in exchange for all of the common stock of HDI, in a transaction exempt from registration under the Securities Act of 1933. In addition, the Company incurred debt of $1,511,000 and recorded $842,000 of goodwill relating to the transaction.

As part of the acquisition, the Company entered into real estate leases with an affiliate of HDI, for Cincinnati, Ohio and Covington, Kentucky facilities from which HDI's business was conducted. The Company is continuing to operate the business acquired from HDI at those facilities.

Effective November 1, 1997, the Company purchased the assets and business of Olesen, a theatrical supply company in Hollywood, California. The acquisition was made for cash of $1,450,000 of which $1,000,000 of cash was paid on closing, with the remaining portion of the purchase price becoming due in two equal installments on October 31, 1999 and October 31, 2000. In addition, the Company incurred debt of $605,000 and recorded goodwill of $690,000 relating to the transaction. As part of the acquisition, the Company entered into real estate leases with an affiliate of Olesen, for facilities located in Hollywood, California, from which Olesen's business was conducted. The Company is continuing to operate the business acquired from Olesen from those facilities.

The fair market value of the assets acquired relating to the above acquisitions was $1,153,000.

The acquisitions of both HDI and Olesen have been accounted for under the purchase method of accounting for business combinations.

The pro forma results of operations for the three months ended December 31, 1997 and 1996, assuming consummation of the purchases as of October 1, 1996, are as follows:


                                                                           Three Months Ended
                                                                              December 31,
                                                                      1997                    1996
                                                                      ----                    ----
                                                                 ($ in thousands, except per share data)
Net revenue                                                         $13,708                $13,701
Net income (loss)                                                        (4)                   (15)
Net income (loss) per common share, basic and diluted                     -                      -

The above pro forma information includes the operations of HDI and Olesen for both periods and, for the 1996 period, other acquisitions completed subsequent to December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


Overview

The expansion of the Company and its marketing and distribution network into various select geographic marketplaces continued in the first three months of fiscal 1998 with the completion of the acquisitions of two companies. In addition, the Company continued to invest in the expansion of its core businesses, as well as operations acquired in fiscal 1997. Revenues increased $4,135,000 or 44% to $13,457,000 for the first three months of fiscal 1998, from $9,322,000 for the first three months of fiscal 1997. Net income decreased $368,000 compared to the first three months of fiscal 1997. Several factors contributed to the decrease in net income for the first quarter of fiscal 1998. These factors included higher expenses associated with the expansion of the operations and the costs to improve systems and absorb new operations. In addition, in the first quarter of fiscal 1997 a large-budget film project bolstered the results by providing additional revenues without requiring a significant amount of incremental costs and expenses.


Three-Month Period ended December 31, 1997 and December 31, 1996
----------------------------------------------------------------


Revenues From Rental Operations
-------------------------------

Revenues from rental operations were $7,771,000 for the first three months of fiscal 1998, compared to $5,768,000 for the same period last year, an increase of $2,003,000 or 35%. Revenues generated by operations acquired subsequent to the first quarter of fiscal 1997 accounted for $3,543,000 of total revenues for the first three months of fiscal 1998. Production equipment rentals, primarily of lighting, grip, power generators and trucks, decreased by approximately $1,538,000 to $4,105,000 in the first quarter of fiscal 1998 from $5,643,000, for the same period last year. The decrease is primarily attributable to a large-budget film project included in the results of the first quarter of last fiscal year.


Net Product Sales
-----------------

Net equipment and supply sales were $5,686,000 for the first three months of fiscal 1998, an increase of $2,132,000 or 60%, from $3,554,000 for the first three months of fiscal 1997. Sales generated by expendable supply sales operations acquired subsequent to the first quarter of fiscal 1997 accounted for approximately $2,052,000 of total sales for the first three months of fiscal 1998. Sales from existing operations changed only slightly from the three months ended December 31, 1997 as compared to the same period last year.

Gross Profit - Rental
---------------------

Gross profit on rental revenues, as a percentage of revenues, was 48% for the
first three months of fiscal 1998 compared to 41% in fiscal 1997.   Production
equipment rentals, primarily of lighting, grip, power generators and trucks accounted for approximately 5% of the increase in the gross profit percentage. The increase resulted primarily from lower equipment sub-rental costs in the current quarter compared to the first quarter of fiscal 1997, during which period higher costs were incurred to support the high level of rental activity. In addition, higher margins from recently acquired rental operations contributed to the increased gross profit percentage when comparing the first quarter of fiscal 1998 with the same period last year.


Gross Profit - Sales
--------------------

Gross profit as a percentage of sales was approximately 32% for the first three months of fiscal 1998, compared to approximately 34% for the same period in fiscal 1997. The lower gross profit percentage realized by the Company on higher revenues was primarily attributable to the increase in expendable supply product sales, which carry lower gross profit margins than the Company's other products.


Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses were $4,379,000 in the first three months of fiscal 1998 compared to $2,339,000 for the same period in fiscal 1997. As a percent of sales, selling, general and administrative expenses were 33% for the first three months of fiscal 1998 compared to 25% for the same period in fiscal 1997. The increase is due primarily to costs and expenses incurred to expand the operations of the Company, including costs to pursue the growth strategy, improve the foundation for the operations and improve and integrate business systems. The dollar increase is primarily due to the acquisitions completed subsequent to the first quarter of fiscal 1997, as well as a general increase in the overall operations resulting in higher payroll, employee benefits, depreciation and rent expenses.


Interest
--------

Interest increased to $1,110,000 in the first three months of fiscal 1998 from $567,000 in the first three months of fiscal 1997. The increase in interest costs is mainly due to additional debt incurred and assumed in the acquisitions the Company completed since the first quarter of fiscal 1997, and to the substantial amount of capital investment made in certain of the acquired, as well as the existing, operations.


Liquidity and Capital Resources
-------------------------------

During the three months ended December 31, 1997, the Company financed its operations from internally generated cash flow and bank borrowings.

At December 31, 1997 the Company's working capital was $12,683,000 which was an increase of $3,021,000 from its working capital at September 30, 1997.

The Company primarily applied cash from additional borrowings from the Company's bank line of $7,019,000 to finance the acquisition of rental equipment of approximately $3,611,000, to consummate the acquisitions of Haehnle Dwertman, Inc., ("HDI"), and the business of Olesen, for $1,800,000 cash, to retire certain debt assumed in the acquisition of HDI and to pay down capital lease obligations incurred in a fiscal year 1997 acquisition. The major components of the net capital equipment additions were equipment for the Company's video equipment rental operations of approximately $1,922,000 and equipment additions to other rental operations of approximately $1,689,000.

The Company has signed a letter of intent to acquire the business of Four Star Stage Lighting, Inc. ("Four Star"). This transaction is structured as a stock purchase for $26,500,000, payable in cash. The Company is obtaining an increase to its bank line to finance this acquisition and provide for future working capital requirements. Closing of this acquisition is conditioned on the execution of a mutually satisfactory definitive purchase agreement. Four Star is engaged in the rental of theatrical equipment and is headquartered in New York, New York.

During the next twelve months, the Company expects to purchase new capital equipment to allow its operations to be more efficient, support growth and to control cost. The Company expects to finance its capital acquisition program through a combination of cash generated from operations and additional
borrowings under its bank line.   The Company believes it will have sufficient
funds from operations and bank borrowings to meet its anticipated requirements for working capital during the next twelve months.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)   The following exhibits are filed herewith:


                     10(i) Amended and Restated Employment Agreement between the Company and Carlos D. DeMattos, dated as of October 1, 1997 (in Edgar filing only).

                     27     Financial Data Schedule (in Edgar filing only)


          (b) The Company did not file any reports on Form 8-K during the three months ended December 31, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q for the period ending December 31, 1997, to be signed on its behalf by the undersigned hereunto duly authorized.


                                  MATTHEWS STUDIO EQUIPMENT GROUP
                                           (Registrant)



Date: February 12, 1998           By:   /s/ Carlos D. DeMattos
                                      ------------------------------
                                            Carlos D. DeMattos
                                      Chairman of the Board, President,
                                        Chief Executive Officer and
                                          Chief Financial Officer



                                  By:   /s/ Gary S. Borman
                                      ------------------------------
                                            Gary S. Borman
                                            Vice President,
                                          Corporate Controller