Form 10-Q
period 1998-03-31
MATTHEWS STUDIO EQUIPMENT GROUP
filed 1998-05-15
CIK 855575

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


                                  (MARK ONE)



     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Period ended MARCH  31, 1998
                          ---------------


                                    or


     [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________________ to   ________________

     Commission file number 0-18102
                            -------


                        MATTHEWS STUDIO EQUIPMENT GROUP
                        -------------------------------
            (Exact name of registrant as specified in its charter)

                 CALIFORNIA                          95-1447751
     ---------------------------------------------------------------------
           (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)             Identification No.)


 3111 NORTH KENWOOD STREET, BURBANK, CA                                 91505
 ----------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)


                                (818) 525-5200
                                --------------

             (Registrant's telephone number, including area code)



                                      N/A
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes [X]      No [_]
                                -----       -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. COMMON STOCK, NO PAR
                                                         ---------------------
     VALUE 11,005,406 SHARES AS OF APRIL 30, 1998.
     ---------------------------------------------

                                     INDEX


               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES




     PART I.  FINANCIAL INFORMATION


     Item 1.  Financial Statements (Unaudited)

              Condensed consolidated balance sheets - March 31, 1998 and September 30, 1997

              Condensed consolidated statements of operations - Three months ended March 31, 1998 and 1997; Six months ended March 31, 1998 and 1997

              Condensed consolidated statements of cash flows - Six months ended March 31, 1998 and 1997

              Notes to condensed consolidated financial statements - March 31, 1998


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     PART II. OTHER INFORMATION



     Item 6.  Exhibits and Reports on Form 8-K


     Signatures

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS (UNAUDITED)


               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                               ($ in thousands)

                                                                       March 31,                  September 30,
                                                                         1998                         1997
                                                                      -----------                 -----------
                                                                      (Unaudited)                    (Note)
ASSETS:
Current Assets:
       Cash and cash equivalents                                    $        510                  $       393
       Accounts receivable, less allowance for
           doubtful accounts of $830 at March 31,
           1998 and $745 at September 30, 1997                            10,058                        9,144
       Current portion of net investment in finance
           and sales-type leases                                             486                          829
       Inventories                                                         8,587                        7,844
       Prepaid expenses and other current assets                             859                          923
       Income tax refund receivable                                        1,294                          645
       Deferred income taxes                                                 894                          894
                                                                   -------------                -------------
                   Total current assets                                   22,688                       20,672

Property and Equipment:
       Rental equipment                                                   53,386                       47,169
       Manufacturing equipment and tooling                                 1,768                        1,952
       Office furniture and equipment                                      4,049                        3,627
       Land and building                                                   2,131                        2,131
       Leasehold improvements                                              1,327                        1,112
                                                                   -------------                -------------
                                                                          62,661                       55,991
       Less accumulated depreciation and amortization                     23,886                       20,804
                                                                   -------------                -------------
            Property and equipment, net                                   38,775                       35,187

Net investment in finance and sales-type leases,
       less current portion                                                  358                          455
Goodwill (Note 4)                                                          5,449                        4,052
Other assets                                                               1,658                        1,505
                                                                   -------------                -------------
                Total assets                                        $     68,928                 $     61,871
                                                                   =============                =============

Note: The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
               Condensed Consolidated Balance Sheets (continued)
                               ($ in thousands)

                                                                       March 31,               September 30,
                                                                         1998                      1997
                                                                    --------------            --------------
                                                                      (Unaudited)                 (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
    Accounts payable                                                  $     2,764               $     5,241
    Accrued liabilities                                                     2,090                     2,950
    Current portion of long-term debt                                         516                       693
    Current portion of capital lease obligations                            2,008                     2,126
                                                                    --------------            --------------
              Total current liabilities                                     7,378                    11,010

Long-term debt, less current portion                                       42,921                    31,859
Notes payable to related parties                                            1,306                       956
Capital lease obligations, less current portion                             3,130                     3,900
Deferred income taxes                                                       2,976                     2,976

Shareholders' equity:
    Preferred stock                                                             -                         -
    Common stock                                                            7,088                     6,168
    Retained earnings                                                       4,129                     5,002
                                                                    --------------            --------------
              Total shareholders' equity                                   11,217                    11,170
                                                                    --------------            --------------
              Total liabilities and shareholders' equity              $    68,928               $    61,871
                                                                    ==============            ==============



Note: The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date.





See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                    ($ in thousands, except per share data)




                                                            Three Months Ended                  Six Months Ended
                                                                 March 31,                          March 31,
                                                             1998         1997                  1998        1997
                                                        ------------   -----------         ------------  ------------
Revenue from rental operations                           $    6,265     $   5,626           $   14,036    $   11,394
Net product sales                                             6,679         5,149               12,365         8,703
                                                        ------------   -----------         ------------  ------------
                                                             12,944        10,775               26,401        20,097

Costs and expenses:

    Cost of rental operations                                 4,140         2,982                8,202         6,380
    Cost of sales                                             4,603         3,537                8,463         5,869
    Selling, general and administrative                       4,502         2,757                8,881         5,097
    Provision for doubtful accounts receivable                   37            71                   78           138
    Interest, net                                             1,135           564                2,245         1,130
                                                        ------------   -----------         ------------  ------------
                                                             14,417         9,911               27,869        18,614


Income (loss) before income taxes                            (1,473)          864               (1,468)        1,483
Provision (benefit) for income taxes                           (597)          345                 (595)          593
                                                        ------------   -----------         ------------  ------------

     Net income (loss)                                   $     (876)    $     519           $     (873)   $      890
                                                        ============   ===========         ============  ============

Net income (loss) per common share, basic and
    diluted (Note 3)                                         ($0.08)        $0.05               ($0.08)        $0.09
                                                        ============   ===========         ============  ============




See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                               ($ in thousands)



                                                                       Six Months Ended March 31,

                                                                       1998                  1997
                                                                 ---------------        --------------
Operating activities:
Net income (loss)                                                 $        (873)         $        890
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
         Provision for doubtful accounts                                     78                   138
         Depreciation & amortization                                      3,644                 1,614
         Gain on sale of assets                                            (205)                 (146)
         Changes in operating assets and liabilities net of
          effects from acquisitions (Note 4):
              Accounts receivable                                          (548)                 (639)
              Inventories                                                    70                  (921)
              Net investment in leases                                      440                   252
              Prepaids and other assets                                    (158)                 (238)
              Income tax refund receivable                                 (646)                  -
              Accounts payable and accrued liabilities                   (2,591)                   84
              Income taxes payable                                            -                   158
                                                                 ---------------        --------------

Net cash provided by (used in) operating activities                        (789)                1,192

Investing activities:
Payments for acquisitions                                                (1,800)                (200)
Purchase of property and equipment                                       (7,059)              (2,254)
Proceeds from sale of property and equipment                                640                  364
                                                                 ---------------        --------------

Net cash used in investing activities                                    (8,219)              (2,090)

Financing activities:
Proceeds from exercise of stock options                                      36                    5
Proceeds from borrowings                                                 11,314                1,116
Repayment of borrowings                                                  (2,225)                 -
                                                                 ---------------        --------------

Net cash provided by financing activities                                 9,125                1,121

Net increase in cash and cash equivalents                                   117                  223

Cash and cash equivalents at beginning of period                            393                  462
                                                                 ---------------        --------------

Cash and cash equivalents at end of period                        $         510          $       685
                                                                 ===============        ==============




See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
          Condensed Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)
                               ($ in thousands)


                                                             Six Months Ended
                                                                 March 31,
                                                         1998                1997
                                                     ------------        -------------
Schedule of noncash investing and financing
   transactions:
       Common stock issued for acquired company       $      884          $       -

Additional disclosures:
      Cash paid during period for:
         Interest                                          2,164                  954
         Income taxes                                         50                  426



See accompanying notes.

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1.  General



Presentation


The accompanying unaudited condensed consolidated financial statements of Matthews Studio Equipment Group and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998, due to fluctuations in film production activities. For further information refer to the consolidated financial statements and footnotes thereto included in the Matthews Studio Equipment Group annual report on Form 10-K for the year ended September 30, 1997.



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



2.  Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the Matthews Studio Equipment Group and its subsidiaries. Material intercompany balances and transactions have been eliminated.

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



2  Accounting Policies (continued)


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


Rental equipment                                    5-10 years

Buildings and improvements                          10-40 years

Other equipment                                     5-10 years


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

               MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


2.  Accounting Policies (continued)


Revenue Recognition


The Company recognizes revenue from rentals under operating leases in the period in which they are earned and recognizes product sales upon shipment.

Interest income from non-cancelable lease contracts accounted for as direct finance leases is recognized using the interest method over the term of the related lease agreement.


Per Share Data


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Accounting for Earnings Per Share" ("FAS 128"). This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. Accordingly, the Company implemented FAS 128 in the quarter ended December 31, 1997. The retroactive application of the statement had no impact on the EPS for the three month or six month periods ended March 31, 1997.



Income Taxes


The Company utilizes the liability method to determine the provision for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. For the six months ended March 31, 1998 and 1997, an effective income tax rate of approximately 40% was utilized.



Long-Lived Assets


Long-lived assets used in operations are reviewed periodically to determine that the carrying values are not impaired and if indicators of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded.



Financial Statement Presentation


Certain balances from the March 31, 1997, financial statements have been reclassified to conform to the March 31, 1998 presentation.

                MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


3.     Earnings Per Share

The following is a reconciliation of the computations for basic and diluted EPS:

                                                       For the Three Months Ended March 31,
                             -----------------------------------------------------------------------------------
                                                   1998                                   1997
                             -----------------------------------------------------------------------------------
                               Income            Shares       Per -Share      Income       Shares     Per -Share
                             (Numerator)      (Denominator)     Amount      (Numerator) (Denominator)   Amount
                             -----------      -------------   ----------    ----------  ------------  ----------
Basic EPS:
Income (loss) available
  to common stockholders     $     (876)             10,997     $ (0.08)     $     519        10,335    $   0.05
                                                              ==========                              ==========

Effective of Dilutive
Options and warrants                                                                             203
                             -----------      -------------                 ----------  ------------
Diluted EPS:
Income (loss) available to
  common stockholders and
    assumed conversions      $     (876)             10,997     $  (0.08)   $      519        10,538    $   0.05
                             ===========      =============   ===========   ==========  ============  ==========

                                                       For the Six Months Ended March 31,
                             -----------------------------------------------------------------------------------
                                                   1998                                   1997
                             -----------------------------------------------------------------------------------
                               Income            Shares       Per -Share      Income       Shares     Per -Share
                             (Numerator)      (Denominator)     Amount      (Numerator) (Denominator)   Amount
                             -----------      -------------   ----------    ----------  ------------  ----------
Basic EPS:
Income (loss) available
  to common stockholders     $     (873)             10,992    $  (0.08)     $    890        10,333     $  0.09
                                                              ==========                              ==========

Effect of Dilutive
Options and warrants                                                                            110
                             -----------      -------------                 ----------  ------------
Diluted EPS:
Income (loss) available to
  common stockholders and
     assumed conversions     $     (873)             10,992    $  (0.08)     $    890         10,443    $   0.09
                             ===========      =============   ==========    ==========  ============  ==========


Options to purchase 4,303,164 shares of common stock at a range of $1.00 to $4.74 per share, for the three months and six months ended March 31, 1998, were outstanding during the periods yet excluded from the computation of diluted EPS because as a result of the net loss the options were anti-dilutive.

                MATTHEWS STUDIO EQUIPMENT GROUP AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)

Options to purchase 1,034,650 shares of common stock at a range of $2.63 to $4.13 per share, and 3,647,114 share of common stock at a range of $2.50 to $4.13 per share, for the three months and six months ended March 31, 1997, respectively, were outstanding during the periods yet excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

During the six months ended March 31, 1998, 19,100 shares of common stock were issued upon exercise of stock options.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net loss and earnings per share on a pro forma basis would have been as indicated below (in thousands, except per share data):

                           Three Months Ended              Six Months Ended
                                March 31,                       March 31,
                                  1998                            1998
                        ------------------------       ------------------------
                                  ($ in thousands, except per share data)
Net income (loss)
  As reported                  $      (876)                 $     (873)
  Pro forma                           (898)                       (923)


Net income (loss) per share,
  basic and diluted
  As reported                  $     (0.08)                 $    (0.08)
  Pro forma                          (0.08)                      (0.08)


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

As part of the acquisition, the Company entered into real estate leases with an affiliate of HDI, for facilities in Cincinnati, Ohio and Covington, Kentucky from which HDI's business was conducted. The Company is continuing to operate the business acquired from HDI at those facilities.

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

The fair market value of the net assets acquired relating to the above acquisitions was $1,153,000.

The acquisitions of both HDI and Olesen have been accounted for under the purchase method of accounting for business combinations.


The pro forma results of operations for the six months ended March 31, 1998 and 1997, assuming consummation of the purchases as of October 1, 1996, are as follows:

                                                  Six  Months Ended
                                                      March  31,
                                           1998                        1997
                                     -------------               -------------
                                    ($ in thousands, except per share data)

Net revenue                         $     26,652                $      29,246
Net income (loss)                           (880)                         593
Net income (loss) per common share,
  basic and diluted                        (0.08)                        0.06

The above pro forma information includes the operations of HDI and Olesen for both periods and, for the 1997 period, other acquisitions completed in fiscal year 1997.



5.  Subsequent Event



On April 1, 1998, Matthews Studio Equipment Group ("Matthews" or "the Company") acquired Four Star Holding, Inc. ("Four Star") a holding company which owns 100% of Four Star Lighting, Inc. Pursuant to a stock purchase agreement, in exchange for all of the capital stock of Four Star, the Company paid $18,421,000 in cash to the shareholders of Four Star, and $9,104,000 in cash to reduce Four Star's long-term debt.

Four Star has operations in New York, New York and Los Angeles, California.
Four Star provides rentals of lighting and other equipment for use in theatrical productions. Four Star will continue its business and operations as a wholly-owned subsidiary of the Company.

The acquisition will be accounted for as a purchase and the operations of Four Star will be included in the consolidated statements in the Company's third fiscal quarter.

Also, in connection with the Four Star's acquisition certain amendments to the Company's revolving credit facility were approved by the bank which increased the facility to $80 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
------------------------------------------

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of safe harbor provisions of the Private Security Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risk and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.


Results of Operations
---------------------

Overview
--------

The expansion of the Company and its marketing and distribution network into various select geographic marketplaces continued in the first six months of fiscal 1998 with the completion of the acquisitions of two companies. In addition, the Company continued to invest in the expansion of its core businesses, as well as operations acquired in fiscal 1997. Revenues increased $6,304,000 or 31% to $26,401,000 for the first six months of fiscal 1998, from $20,097,000 for the first six months of fiscal 1997. In addition, EBITDA (earnings before interest expense, income taxes, depreciation and amortization) increased to $4,442,000 for the first six months of fiscal 1998, as compared to $4,257,000 for the same period last year. However, the Company reported a net loss of $873,000 for the first six months of fiscal 1998 compared to net income of $890,000 for the comparable period in 1997.


Several factors contributed to the net loss in the first six months of fiscal
1998.   As a result of a pending contract renewal for the members of the Screen
Actors Guild there was a threat of a potential strike if contract negotiations were unsuccessful, which impaired the Company's rental activities. In April 1998, it was reported that a tentative agreement was reached with the Guild. The rental activities in the Los Angeles area were also affected by inclement weather, attributable to El Nino. Additionally, in the first six months of fiscal 1997 a large-budget film project bolstered last year's results by providing additional revenues without requiring a significant amount of incremental cost and expenses. In addition, the Company incurred higher expenses associated with the expansion of the operations and the cost to improve systems and absorb new operations.


Three-Month Period ended March 31, 1998 and March 31, 1997
----------------------------------------------------------


Revenues From Rental Operations
-------------------------------

Revenues from rental operations were $6,265,000 for the second quarter of fiscal 1998, compared to $5,626,000 for the same period last year, an increase of $639,000 or 11%. Revenues generated by operations acquired subsequent to the second quarter of fiscal year 1997 accounted for $3,261,000 of total revenues for the second quarter of fiscal year 1998. Production equipment rentals, primarily of lighting, grip, power generators and trucks, decreased to approximately $2,889,000, a decrease of $2,687,000 or 48% from approximately $5,576,000, for the same period last year. Approximately 43% of the total revenue in the second quarter of fiscal year 1997 was from large-budget film projects completed during the quarter.

Net Product Sales
-----------------

Net equipment and supply sales were $6,679,000 for the second quarter of fiscal 1998, an increase of approximately $1,530,000 or 30%, from $5,149,000 for the second quarter of fiscal 1997. Sales of production equipment and accessories for lighting support, camera support, lighting control and equipment sales to the retail industry ("Equipment sales") increased to $3,828,000, an increase of approximately $608,000, or 19%, from $3,220,000 in fiscal 1997. Sales of expendable supply products increased in the second quarter of fiscal 1998 to $2,851,000 from $1,929,000, an increase of approximately $922,000 or 48% over the same period last year. The increase was primarily attributable to operations acquired subsequent to the second quarter of fiscal year 1997.


Gross Profit - Rental
---------------------

Gross profit as a percentage of rental revenues was approximately 34% for the second quarter of fiscal 1998 compared to 47% in fiscal 1997. Gross profit from rental revenues decreased by $519,000 for the second quarter of fiscal 1998 as compared to fiscal 1997. The decrease in gross profit is mainly due to the decrease in revenues from production equipment rentals and the significant amount of costs which are of a fixed nature.


Gross Profit - Sales
--------------------

Gross profit as a percentage of sales was approximately 31% for the second quarter of fiscal 1998 and 1997.


Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses were $4,502,000 in the second quarter of fiscal 1998 compared to $2,757,000 for the same period in fiscal 1997. As a percent of sales, selling, general and administrative expenses were approximately 35% for the second quarter of fiscal 1998 compared to 26% for the same period in fiscal 1997. The increase is due primarily to costs and expenses incurred to expand the operations of the Company, including costs to pursue the growth strategy, improve the foundation for the operations and improve and integrate business systems. The dollar increase is also due to the acquisitions completed subsequent to the second quarter of fiscal 1997.

Interest
--------

Interest increased to $1,135,000 in the second quarter of fiscal 1998 from $564,000 in the second quarter of fiscal 1997. The increase in interest costs is mainly due to additional debt incurred and assumed in the acquisitions the Company completed since the second quarter of fiscal 1997, and to the substantial amount of capital investment made in certain of the acquired, as well as the existing, operations.


Six-Month Period ended March 31, 1998 and March 31, 1997
--------------------------------------------------------

Revenues From Rental Operations
-------------------------------

Revenues from rental operations were $14,036,000 for the first six months of fiscal 1998, compared to $11,394,000 for the same period last year, an increase of $2,642,000 or 23%. The increase is mainly due to revenues generated by operations acquired subsequent to the second quarter of fiscal year 1997, also a substantial amount of the total revenue of the first six months of fiscal year 1997 was from large-budget film projects which were completed during the second quarter.



Net Product Sales
-----------------

Net equipment and supply sales increased to $12,365,000 for the first six months of fiscal 1998, compared to $8,703,000 for the first six months of fiscal 1997. Equipment sales increased to $6,854,000 for the first six months of fiscal 1998, an increase of $1,082,000 or 19% from $5,772,000 for the same period last year. Sales of expendable supplies increased by approximately $2,580,000 for the six months ended March 31, 1998 compared to the first six months of 1997, primarily as a result of operations acquired subsequent to the first and second quarters of fiscal 1997.

Gross Profit - Rental
---------------------

Gross profit as a percentage of rental revenues was approximately 42% for the first six months of fiscal 1998, compared to 44% in fiscal 1997. A decrease in the gross profit of the production equipment rental business was substantially offset by higher margins in the Company's other rental markets from acquisitions completed subsequent to the second quarter of fiscal 1997.


Gross Profit - Sales
--------------------

Gross profit as a percentage of sales was approximately 32% for the first six months of fiscal 1998, compared to approximately 33% for the same period in fiscal 1997.



Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses were $8,881,000 for the first six months of fiscal 1998, compared to $5,097,000 for the same period in fiscal year 1997. As a percent of sales, selling, general and administrative expenses were 34% for the first six months of fiscal 1998, compared to 25% for the same period in fiscal 1997. The increase is due primarily to costs and expenses incurred to expand the operations of the Company, including costs to pursue the growth strategy, improve the foundation for the operations and improve and integrate business systems. The dollar increase is also due to the acquisitions completed subsequent to the second quarter of fiscal 1997.

Interest
--------

Interest increased to $2,245,000 for the first six months of fiscal 1998, compared to $1,130,000 for the first six months of fiscal 1997. The increase in interest costs is mainly due to additional debt incurred and assumed in the acquisitions the Company completed since the second quarter of fiscal 1997, and to the substantial amount of capital investment made in certain of the acquired, as well as the existing, operations.


Liquidity and Capital Resources
-------------------------------

During the six months ended March 31, 1998, the Company financed its operations primarily from bank borrowings.

At March 31, 1998 the Company's working capital was $15,310,000 which was an increase of $5,648,000 from its working capital at September 30, 1997.

In the six months ended March 31, 1998, the Company primarily applied cash from additional borrowings from the Company's bank line of $11,314,000 to pay for approximately $7,059,000 of property and equipment additions, primarily for rental equipment, to consummate the acquisitions of Haehnle Dwertman, Inc., ("HDI"), and the business of Olesen, for $1,800,000 cash, to retire certain debt assumed in the acquisition of HDI and to pay down capital lease obligations incurred in a fiscal year 1997 acquisition. The major capital equipment additions were for the Company's video equipment rental operations and production equipment rental operations.

During the next twelve months, the Company expects to purchase new capital equipment to allow its operations to be more efficient, support growth and to control costs and is also exploring various external financing including, but not limited to, existing and additional bank financing, joint ventures, partnerships and placement of debt or equity securities of the Company. The Company expects to finance a portion of its capital acquisition program through cash generated from operations.

The Company believes it will have sufficient funds from operations and bank borrowings to meet its anticipated requirements for working capital during the next twelve months.

PART II.  OTHER INFORMATION

Items 1,2,3, 4,and 5 are not applicable.



Item 6.   Exhibits and Reports on Form 8-K

                   (a) The following exhibits are filed herewith:



                               27   Financial Data Schedule


                   (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q for the period ending March 31, 1998, to be signed on its behalf by the undersigned hereunto duly authorized.


                                   MATTHEWS STUDIO EQUIPMENT GROUP
                                             (Registrant)





Date: May 15, 1998       By:            S/Carlos De Mattos
                         -----------------------------------------------------
                                        Carlos De Mattos
                             Chairman of the Board, Chief Executive Officer
                                   President & Chief Financial Officer







                         By:            S/Gary S. Borman
                         ----------------------------------------------------
                                        Gary S. Borman
                             Vice President, Corporate Controller
                                     & Principal Accounting Officer