Form 10-Q
period 1998-06-30
MATTHEWS STUDIO EQUIPMENT GROUP
filed 1998-08-14
CIK 855575

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Period ended June 30, 1998

                                      or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from         to

Commission file number 0-18102

                        MATTHEWS STUDIO EQUIPMENT GROUP
                        -------------------------------
            (Exact name of registrant as specified in its charter)

                California                           95-1447751
      --------------------------------------------------------------
      (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)

              3111 North Kenwood Street, Burbank, CA        91505
              ---------------------------------------------------
           (Address of principal executive offices)       (Zip Code)

                                (818) 525-5200
                                --------------
             (Registrant's telephone number, including area code)

                                     N/A
                                     ---
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes    X       No
                                    -------       -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, No Par Value
                                                 --------------------------
11,025,906 shares as of August 3, 1998.
---------------------------------------

                                     Index

               Matthews Studio Equipment Group and Subsidiaries

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - June 30, 1998 and September 30, 1997

         Condensed consolidated statements of operations - Three months ended June 30, 1998 and 1997; Nine months ended June 30, 1998 and 1997

         Condensed consolidated statements of cash flows - Nine months ended June 30, 1998 and 1997

         Notes to condensed consolidated financial statements - June 30, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K


Signatures

Part I.  Financial Information
Item I.  Financial Statements (Unaudited)

               Matthews Studio Equipment Group and Subsidiaries
                     Condensed Consolidated Balance Sheets
                               ($ in thousands)

                                                            June 30,         September 30,
                                                              1998               1997
                                                            --------         -------------
                                                           (Unaudited)           (Note)
ASSETS:
Current Assets:
    Cash and cash equivalents                              $    141          $    393
    Accounts receivable, less allowance for
         doubtful accounts of $1,166 at June 30,
         1998 and $745 at September 30, 1997                 11,424             9,144
    Current portion of net investment in finance
         and sales-type leases                                  450               829
    Inventories                                               9,438             7,844
    Prepaid expenses and other current assets                 1,086               923
    Income tax refund receivable                              1,645               645
    Deferred income taxes                                       961               894
                                                           --------          --------
             Total current assets                            25,145            20,672

Property and Equipment:
    Rental equipment                                         67,827            47,169
    Manufacturing equipment and tooling                       1,748             1,952
    Office furniture and equipment                            4,183             3,627
    Land and building                                         1,554             2,131
    Leasehold improvements                                    1,508             1,112
                                                           --------          --------
                                                             76,820            55,991
    Less accumulated depreciation and amortization           25,962            20,804
                                                           --------          --------
         Property and equipment, net                         50,858            35,187

Net investment in finance and sales-type leases,
    less current portion                                        291               455
Goodwill (Note 4)                                            23,356             4,052
Other assets                                                  3,838             1,505
                                                           --------          --------
             Total assets                                  $103,488          $ 61,871

Note: The balance sheet at September 30, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

               Matthews Studio Equipment Group and Subsidiaries
               Condensed Consolidated Balance Sheets (continued)
                               ($ in thousands)

                                                             June 30,        September 30,
                                                              1998               1997
                                                           -----------      -------------
                                                           (Unaudited)          (Note)

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                         $  3,498         $  5,241
   Accrued liabilities                                         3,219            2,950
   Current portion of long-term debt                             963              693
   Current portion of capital lease obligations                1,936            2,126
                                                            --------         --------
          Total current liabilities                            9,616           11,010

Long-term debt, less current portion                          75,218           31,859
Notes payable to related parties                               1,306              956
Capital lease obligations, less current portion                2,602            3,900
Deferred income taxes                                          4,382            2,976

Shareholders' equity:
   Preferred stock                                                --               --
   Common stock                                                7,143            6,168
   Retained earnings                                           3,221            5,002
                                                            --------         --------
          Total shareholders' equity                          10,364           11,170
                                                            --------         --------
          Total liabilities and shareholders' equity        $103,488         $ 61,871
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

               Matthews Studio Equipment Group and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                    ($ in thousands, except per share data)

                                                    Three Months Ended           Nine Months Ended
                                                         June 30,                     June 30,
                                                     1998        1997            1998        1997
                                                  --------     --------       --------     --------
Revenue from rental operations                    $  9,412     $  5,901       $ 23,448     $ 17,295
Net product sales                                    7,699        5,479         20,064       14,182
                                                  --------     --------       --------     --------
                                                    17,111       11,380         43,512       31,477

Costs and expenses:

  Cost of rental operations                          5,747        3,377         13,949        9,757
  Cost of sales                                      5,215        3,674         13,678        9,543
  Selling, general and administrative                5,249        3,094         14,130        8,190
  Provision for doubtful accounts receivable           276           86            354          224
  Interest, net                                      1,883          809          4,128        1,940
                                                  --------     --------       --------     --------
                                                    18,370       11,040         46,239       29,654

Income (loss) before income taxes                   (1,259)         340         (2,727)       1,823
Provision (benefit) for income taxes                  (351)          16           (946)         609
                                                  --------     --------       --------     --------
     Net income (loss)                            $   (908)    $    324       $ (1,781)    $  1,214
                                                  ========     ========       ========     ========
Net income (loss)  per common share (Note3)         ($0.08)       $0.03         ($0.16)       $0.12
                                                  ========     ========       ========     ========
Net income (loss)  per common share - assuming
  dilution (Note 3)                                 ($0.08)       $0.03         ($0.16)       $0.11
                                                  ========     ========       ========     ========

See accompanying notes.

               Matthews Studio Equipment Group and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                               ($ in thousands)

                                                                           Nine Months Ended June 30,
                                                                              1998         1997
                                                                           ---------    ---------
Operating activities:
Net income (loss)                                                          $ (1,781)    $  1,214
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Provision for doubtful accounts                                         354          224
        Depreciation & amortization                                           6,148        2,890
        Gain on sale of assets                                                 (387)        (188)
        Changes in operating assets and liabilities net of
        effects from acquisitions (Note 4):
              Accounts receivable                                            (1,447)        (916)
              Inventories                                                      (573)      (1,728)
              Net investment in leases                                          543          310
              Prepaids and other assets                                        (536)        (254)
              Income tax refund receivable                                   (1,000)           0
              Accounts payable and accrued liabilities                       (2,692)         (71)
              Income taxes payable                                                0         (245)
                                                                           ---------    ---------
Net cash provided by (used in) operating activities                          (1,371)       1,236

Investing activities:
Payments for acquisitions                                                   (30,770)        (200)
Purchase of property and equipment                                           (8,971)      (5,457)
Proceeds from sale of property and equipment                                    566          464
                                                                           ---------    ---------
Net cash used in investing activities                                       (39,175)      (5,193)

Financing activities:
Proceeds from exercise of stock options                                          91            5
Proceeds from borrowings                                                     42,021        4,410
Repayment of borrowings                                                      (1,818)        (445)
                                                                           ---------    ---------
Net cash provided by financing activities                                    40,294        3,970

Net increase (decrese) in cash and cash equivalents                            (252)          13

Cash and cash equivalents at beginning of period                                393          462
                                                                           ---------    ---------
Cash and cash equivalents at end of period                                 $    141     $    475
                                                                           =========    =========

See accompanying notes.

               Matthews Studio Equipment Group and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)
                               ($ in thousands)

                                                                          Nine Months Ended
                                                                              June 30,
                                                                    1998                    1997
                                                                 ----------              ----------
Schedule of noncash investing and financing transactions:
      Common stock issued for acquired companies                 $     884               $     560

Additional disclosures:
   Cash paid during period for:
      Interest                                                       3,983                   1,975
      Income taxes                                                      50                     845

See accompanying notes.

               Matthews Studio Equipment Group and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.      General

Presentation

The accompanying unaudited condensed consolidated financial statements of Matthews Studio Equipment Group and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1998, due to fluctuations in film, TV, video and theatrical production activities. For further information refer to the consolidated financial statements and footnotes thereto included in the Matthews Studio Equipment Group annual report on Form 10-K for the year ended September 30, 1997.

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

2.      Accounting Policies

Principles of Consolidation

The financial statements include the accounts of Matthews Studio Equipment Group and its subsidiaries. Material intercompany balances and transactions have been eliminated.

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

Concentration of Credit Risk

The Company's customers are located around the world and are principally engaged in motion picture and television production, theatrical production, corporate video, commercial photography, or in providing rental equipment to companies in these industries. The Company generally sells on credit terms of 30 days and does not require collateral. The Company rents equipment to customers under short-term leases on credit terms of generally 30 days and retains a security interest.

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

Per Share Data

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Accounting for Earnings Per Share" ("FAS 128"). This statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, Earnings Per Share, and makes them comparable to international EPS standards. Accordingly, the Company implemented FAS 128 in the quarter ended December 31, 1997. The retroactive application of the statement had no impact on the EPS for the three month period ended June 30, 1997.

Income Taxes

The Company utilizes the liability method to determine the provision for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. For the nine months ended June 30, 1998 an effective income tax rate of 35% was used which reflects expected effects of permanent book and tax differences such as goodwill amortization. For the nine months ended June 30, 1997, an effective income tax rate of approximately 33% was utilized as a result of the utilization of $120,000 of valuation reserve.

Long-Lived Assets

Long-lived assets used in operations are reviewed periodically to determine that the carrying values are not impaired and if indicators of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded.

Financial Statement Presentation

Certain balances from the June 30, 1997, financial statements have been reclassified to conform to the June 30, 1998 presentation.

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)

3.      Earnings Per Share

The following is a reconciliation of the computations for basic and diluted EPS (in thousands, except per share data):

                                                                  For the Three Months Ended June 30,
                                    ------------------------------------------------------------------------------------------------

                                                          1998                                           1997
                                    -----------------------------------------------     --------------------------------------------

                                      Income             Shares          Per-Share       Income          Shares           Per-Share
                                    (Numerator)       (Denominator)        Amount       (Numerator)    (Denominator)       Amount
                                    -----------       -------------      ----------    -------------   -------------     -----------

Basic EPS:
Income (loss) available
  to common stockholders            $    (908)             11,020         $  (0.08)      $     324          10,527        $  0.03
                                                                         ==========                                      ===========

Effect of dilutive
options and warrants                                                                                           817
                                    -----------       -------------                     ------------    ------------
Diluted EPS:
Income (loss) available to
  common stockholders and
      assumed conversions           $    (908)             11,020         $  (0.08)      $     324          11,344        $  0.03
                                    ===========       ==============      ==========    ============    ============     ===========



                                                                  For the Nine Months Ended June 30,
                                    ------------------------------------------------------------------------------------------------

                                                          1998                                              1997
                                    -----------------------------------------------     --------------------------------------------
                                      Income             Shares           Per-Share       Income           Shares         Per-Share
                                    (Numerator)       (Denominator)        Amount       (Numerator)     (Denominator)      Amount
                                    -----------       -------------       ----------    ------------    ------------     -----------

Basic EPS:
Income (loss) available
  to common stockholders            $  (1,781)             11,001          $ (0.16)       $   1,214         10,398        $  0.12
                                                                          ==========                                     ===========

Effect of dilutive
options and warrants                                                                                           261
                                    -----------       -------------                      ------------    ------------

Diluted EPS:
Income (loss) available to
  common stockholders and
      assumed conversions           $  (1,781)             11,001          $ (0.16)       $   1,214         10,659        $  0.11
                                    ===========       =============       ==========     ============   ============     ===========


Options to purchase 4,616,864 shares of common stock at a range of $1.00 to $4.74 per share, for the three months and nine months ended June 30, 1998, were outstanding during the periods yet, as a result of the net loss the options were anti-dilutive and, excluded from the computation of diluted EPS.

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)

Options to purchase 117,150 shares of common stock at a range of $3.44 to $4.13 per share, and 1,037,150 shares of common stock at a range of $2.63 to $4.13 per share, for the three months and nine months ended June 30, 1997, respectively, were outstanding during the periods yet excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

During the nine months ended June 30, 1998, 44,200 shares of common stock were issued upon exercise of stock options.

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

                                      Three Months Ended             Nine Months Ended
                                            June 30,                      June 30,
                                              1998                         1998
                                    -----------------------       ----------------------
                                          ($ in thousands, except per share data)
Net loss
    As reported                            $    (908)                  $   (1,781)
    Pro forma                                   (933)                      (1,856)

Net loss per share,
    basic and diluted
    As reported                            $    (0.08)                  $  (0.16)
    Pro forma                                   (0.08)                     (0.17)

4.      Acquisitions

The following acquisitions, since October 1, 1997, have been accounted for using the purchase method of accounting for business combinations and are included in the results of operations of the Company beginning as of the effective date of the transactions.

Effective October 1, 1997, the Company purchased the assets and business of Haehnle Dwertman, Inc. (HDI), a grip, lighting and video camera rental company in Covington, Kentucky and Cincinnati, Ohio. The acquisition was made for cash of $800,000 and 350,000 restricted and unregistered shares of the Company's common stock in exchange for all of the common stock of HDI, in a transaction exempt from registration under the Securities Act of 1933. In addition, the Company incurred debt of $1,511,000 and recorded $865,000 of goodwill relating to the transaction.

As part of the acquisition, the Company entered into real estate leases with an affiliate of HDI, for facilities in Covington, Kentucky and Cincinnati, Ohio from which HDI's business was conducted. The Company is continuing to operate the business acquired from HDI at those facilities.

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)

Effective November 1, 1997, the Company purchased the assets and business of Olesen, a theatrical supply company in Hollywood, California. The acquisition was made for cash of $1,450,000 of which $1,000,000 of cash was paid on closing, with the remaining portion of the purchase price becoming due in two equal installments on October 31, 1999 and October 31, 2000. In addition, the Company incurred debt of $605,000 and recorded goodwill of $695,000 relating to the transaction. As part of the acquisition, the Company entered into real estate leases with an affiliate of Olesen, for facilities located in Hollywood, California, from which Olesen's business was conducted. The Company is continuing to operate the business acquired from Olesen from those facilities.

Effective April 1, 1998, the Company purchased the assets and business of Four Star Holding , Inc. ("Four Star") a holding company which owns 100% of Four Star Lighting, Inc. Four Star provides rentals of lighting and other equipment for use in theatrical productions. Pursuant to a stock purchase agreement, in exchange for all of the capital stock of Four Star, the Company paid $18,421,000 in cash to the shareholders of Four Star and $9,104,000 in cash to reduce the long-term debt of Four Star. In addition, the Company incurred debt of $1,841,000 and recorded goodwill of $17,449,000 relating to the transaction.

Four Star has operations in New York, New York. It is continuing its business and operations as a wholly-owned subsidiary of the Company.

The pro forma results of operations for the nine months ended June 30, 1998 and 1997, assuming consummation of the purchases as of October 1, 1996, are as follows:

                                                               Nine  Months Ended
                                                                    June  30,
                                                         1998                      1997
                                                      ----------                ----------
                                                    ($ in thousands, except per share data)
Net revenue                                         $     49,593              $     50,667
Net income (loss)                                         (2,312)                      591
Net income (loss) per common share,
    basic and diluted                                      (0.21)                     0.06

The above pro forma information includes the operations of HDI, Olesen and Four Star for both periods and, for the 1997 period, other acquisitions completed in fiscal year 1997.

During the Company's third fiscal quarter, adjustments were recorded to goodwill relating to an acquisition made in the third fiscal quarter of last year.

In addition to the above, the Company purchased the grip and lighting equipment of Disney Production Services, Inc. ("DPS"), and concurrently entered into an agreement to operate equipment rental and supply departments at certain DPS locations. In connection with these transactions, the Company has initially valued the right to operate the equipment rental and supply departments at DPS locations at $1,500,000 and has capitalized this amount as a deferred asset to be amortized over the seven year term of the agreement.

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)

5.      Subsequent Event

On July 31, 1998, the Company announced its plans to separate the grip manufacturing business of the Company from what has become its core business of renting lighting, grip, generators, professional video and film equipment. The Company signed a letter of intent with Edward Phillips, one of the co-founders of the Company and current President of the Company's grip manufacturing subsidiary (Matthews Studio Equipment, Inc.), to distribute all of Matthews' shares in such subsidiary, representing 100% of the outstanding stock, to Mr. Phillips in exchange for his 1,916,450 shares of the Company's common stock. The terms of the transaction also include the assumption by the subsidiary of $5,000,000 in current indebtedness of the Company and the termination of the Company's employment obligations to Mr. Phillips. In addition, the closing of the transaction is subject to the parties' execution of a definitive agreement and the obtaining of bank and other third party consents.

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


Results of Operations
---------------------

Overview
--------

The expansion of the Company and its marketing and distribution network into various select geographic marketplaces continued in the first nine months of fiscal 1998 with the completion of the acquisitions of three companies including the acquisition of Four Star Holding, Inc. ("Four Star") in the third fiscal quarter. The acquisition of Four Star, a holding company which owns 100% of Four Star Lighting, Inc., a theatrical lighting company, expanded the Company's rental operations in New York. In addition, the Company continued to invest in the expansion of its core businesses, as well as operations it acquired in fiscal 1997. Revenues increased by $12,035,000 or 38% to $43,512,000 for the first nine months of fiscal 1998, from $31,477,000 for the first nine months of fiscal 1997. In addition, EBITDA (earnings before interest expense, income taxes, depreciation and amortization) increased to $7,549,000 for the first nine months of fiscal 1998 as compared to $6,653,000 for the same period last year. However, the Company reported a net loss of $1,781,000 for the first nine months of fiscal 1998 compared to net income of $1,214,000 for the comparable period in 1997.

Several factors contributed to the net loss in the first nine months of fiscal 1998. Rental activities were impaired as a result of the threat of a Screen Actors Guild strike and while the strike did not materialize, production delays due to this potential strike significantly impacted the rental operations. Additionally, in the first six months of fiscal 1997 a large-budget film project bolstered last year's results by providing additional revenues without requiring a significant amount of incremental cost and expenses. The Company also incurred higher expenses associated with the expansion of the operations and costs to improve systems and absorb new operations.

In addition, on July 31, 1998, the Company executed a letter of intent to sell its grip manufacturing business. The closing of the transaction is subject to the parties' execution of a definitive agreement and the obtaining of bank and other third party consents.

Three-Month Period ended June 30, 1998 and June 30, 1997
--------------------------------------------------------

Revenues From Rental Operations
-------------------------------

Revenues from rental operations were $9,412,000 for the third quarter of fiscal 1998, compared to $5,901,000 for the same period last year, an increase of $3,511,000 or 59%. Revenues generated by operations acquired subsequent to the third quarter of fiscal year 1997 accounted for substantially all of the increase in third quarter revenues.

Net Product Sales
-----------------

Net equipment and supply sales were $7,699,000 for the third quarter of fiscal 1998, an increase of approximately $2,220,000 or 41%, from $5,479,000 for the third quarter of fiscal 1997. Sales of production equipment and accessories for lighting support, camera support, lighting control and equipment sales to the retail industry ("Equipment sales") increased to $3,785,000, an increase of approximately $359,000, or 10%, from $3,426,000 in fiscal 1997. Sales of expendable supply products increased in the third quarter of fiscal 1998 to $3,914,000 from $2,053,000, an increase of approximately $1,861,000 or 91% over the same period last year. The increase in sales of expendable supply products was primarily attributable to operations acquired subsequent to the third quarter of fiscal year 1997.


Gross Profit - Rental
---------------------

Gross profit as a percentage of rental revenues was approximately 39% for the third quarter of fiscal 1998 compared to 43% in fiscal 1997. Gross profit from rental revenues increased by $1,141,000 for the third quarter of fiscal 1998 as compared to fiscal 1997, which increase is mainly due to the increase in revenues. The decrease in gross profit percentage is primarily due to increased fixed costs such as depreciation and the inability to maintain prices as high as last year's prices while the industry is rebounding from a slow first half.


Gross Profit - Sales
--------------------

Gross profit as a percentage of sales was approximately 32% for the third quarter of fiscal 1998, compared to approximately 33% for the same period in fiscal year 1997.


Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses were $5,249,000 in the third quarter of fiscal 1998 compared to $3,094,000 for the same period in fiscal 1997. As a percent of sales, selling, general and administrative expenses were approximately 31% for the third quarter of fiscal 1998 compared to 27% for the same period in fiscal 1997. The increase is due primarily to higher personnel and facility related costs and expenses incurred to expand the operations of the Company, including costs to pursue the growth strategy, improve the foundation for the Company's operations and improve and integrate business systems. The dollar increase is also due to the acquisitions completed subsequent to the third quarter of fiscal 1997.


Interest
--------

Interest increased to $1,883,000 in the third quarter of fiscal 1998 from $809,000 in the third quarter of fiscal 1997. The increase in interest costs is mainly due to additional debt incurred and assumed in the acquisitions the Company completed since the third quarter of fiscal 1997, and to the substantial amount of capital investment made in certain of the acquired, as well as the existing, operations.


Nine-Month Period ended June 30, 1998 and  June 30, 1997
--------------------------------------------------------

Revenues From Rental Operations
-------------------------------

Revenues from rental operations were $23,448,000 for the first nine months of fiscal 1998, compared to $17,295,000 for the same period last year, an increase of $6,153,000 or 36%. The increase is mainly due to revenues generated by operations acquired subsequent to the third quarter of fiscal year 1997. Additionally, a substantial amount of the total revenue of the first nine months of fiscal year 1997 was from large-budget film projects which were completed during the second quarter of last year.

Net Product Sales
-----------------

Net equipment and supply sales increased to $20,064,000 for the first nine months of fiscal 1998, compared to $14,182,000 for the first nine months of fiscal 1997. Equipment sales increased to $10,574,000 for the first nine months of fiscal 1998, an increase of $1,458,000 or 16% from $9,116,000 for the same period last year. Sales of expendable supplies increased by approximately $4,424,000 for the nine months ended June 30, 1998 compared to the first nine months of 1997, primarily as a result of operations acquired during and subsequent to the first nine months of fiscal 1997.


Gross Profit - Rental
---------------------

Gross profit as a percentage of rental revenues was approximately 41% for the first nine months of fiscal 1998, compared to 44% in fiscal 1997. The decrease in gross profit percentage on rental activities mainly resulted from lower margins in the film and video production equipment businesses, somewhat offset by higher margins in the Company's other rental markets from acquisitions recently completed.


Gross Profit - Sales
--------------------

Gross profit as a percentage of sales was approximately 32% for the first nine months of fiscal 1998, compared to approximately 33% for the same period in fiscal 1997.


Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses were $14,130,000 for the first nine months of fiscal 1998, compared to $8,190,000 for the same period in fiscal year 1997. As a percent of sales, selling, general and administrative expenses were 32% for the first nine months of fiscal 1998, compared to 26% for the same period in fiscal 1997. The increase is due primarily to higher personnel and facility related costs and expenses incurred to expand the operations of the Company, including costs to pursue the growth strategy, improve the foundation for the Company's operations and improve and integrate business systems. The dollar increase is also due to the acquisitions completed during and subsequent to the first nine months of fiscal 1997.


Interest
--------

Interest increased to $4,128,000 for the first nine months of fiscal 1998, compared to $1,940,000 for the first nine months of fiscal 1997. The increase in interest costs is mainly due to additional debt incurred and assumed in the acquisitions the Company completed since the third quarter of fiscal 1997, and to the substantial amount of capital investment made in certain of the acquired, as well as the existing, operations.


Liquidity and Capital Resources
-------------------------------

During the nine months ended June 30, 1998, the Company financed its operations from bank borrowings.

At June 30, 1998, the Company's working capital was $15,529,000which was an increase of $5,867,000 from its working capital at September 30, 1997.

In the nine months ended June 30, 1998, the Company primarily applied cash from additional borrowings from the Company's bank line of $42,021,000 to pay for approximately $8,971,000 of property and equipment additions, to consummate acquisitions including Four Star, HDI, and Olesen for $30,770,000 in cash, to retire certain debt assumed in the acquisition of HDI and to pay down capital lease obligations incurred in a fiscal year 1997 acquisition. The major capital equipment additions were for the Company's video equipment rental operations and production equipment rental operations.

For the fiscal quarter ended June 30, 1998, the Company obtained waivers from the bank relating to certain financial covenants stated in its credit agreement.

During the next twelve months, the Company expects to purchase new capital equipment to allow its operations to become more efficient, support growth and to control costs and is also exploring various external financing sources including, but not limited to, existing and additional bank financing, joint ventures, partnerships and placement of debt or equity securities of the Company. The Company expects to finance its capital acquisition program through external financing and cash generated from operations.

The Company believes it will have sufficient funds from operations and available bank borrowings to meet its anticipated requirements for working capital during the next twelve months.

PART II.  Other Information

Items 1,2,3, 4,and 5 are not applicable.

Item 6.   Exhibits and Reports on Form 8-K

                (a)     The following exhibits are filed herewith:

                        27         Financial Data Schedule

                (b) Form 8-K dated April 13, 1998 and Form 8-K/A dated May 11, 1998 ( both relating to the acquisition of Four Star Holding, Inc.)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q for the period ending June 30, 1998, to be signed on its behalf by the undersigned hereunto duly authorized.

                                         MATTHEWS STUDIO EQUIPMENT GROUP
                                                  (Registrant)



Date: August 13, 1998            By:       /s/ Carlos D. De Mattos
                                 ------------------------------------------
                                               Carlos D. De Mattos
                                 Chairman of the Board, Chief Executive Officer,
                                       President  & Chief Financial Officer



                                 By:       /s/ Gary S. Borman
                                 -----------------------------------------------
                                               Gary S. Borman
                                     Vice President, Corporate Controller
                                             & Principal Accounting Officer