Form 10-K405
period 1998-09-30
MATTHEWS STUDIO EQUIPMENT GROUP
filed 1999-01-13
CIK 855575

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998      Commission file number 0-18102


                        MATTHEWS STUDIO EQUIPMENT GROUP
                        -------------------------------
            (Exact name of registrant as specified in its charter)

                  CALIFORNIA                         95-1447751
        --------------------------------------------------------------
              (State or other jurisdiction of     (I.R.S. Employer
              incorporation or organization)      Identification No.)

       3111 North Kenwood Street, Burbank, CA                      91505
       ------------------------------------------------------------------
           (Address of principal executive offices)            (Zip Code)


                                (818) 525-5200
                                --------------
             (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock
                        _______________________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  Yes [X]   No [ ]

At December 15, 1998, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $10,812,812. On December 15, 1998, Registrant's outstanding voting stock consisted of 9,130,856 shares of Common Stock, no par value.

                               TABLE OF CONTENTS
                                    PART I

                                                                            PAGE
                                                                            ----
Item 1.    BUSINESS......................................................    3

Item 2.    PROPERTIES....................................................    8

Item 3.    LEGAL PROCEEDINGS.............................................    8

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    8

                                    PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS...........................................    9

Item 6     SELECTED FINANCIAL DATA.......................................    9

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS...........................   11

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK..........................................................   20

Item 8.    FINANCIAL STATEMENTS..........................................   20

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE........................   20

                                   PART III

Item 10.   DIRECTORS; EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
           ACT...........................................................   21

Item 11.   EXECUTIVE COMPENSATION........................................   25

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT....................................................   27

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   30

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
           ON FORM 8-K...................................................   31

SIGNATURES...............................................................   32

INDEX TO FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS'
REPORT...................................................................   33

INDEX TO EXHIBITS........................................................   58

                                    PART I

ITEM 1.  BUSINESS

Matthews Studio Equipment Group (the "Company") leases, rents, sells and distributes essential audio, video, film and production equipment to the motion picture, television, theatrical, corporate, video and photography industries. The Company provides, as a single source, the necessary production equipment which is otherwise only available by using many different suppliers. The Company supplies equipment such as lights, grip lighting supports, professional video equipment, camera mounts, tripods, pedestals, fluid heads, camera dollies, portable and foldable camera cranes, power generators and production trucks, and its patented electronic Cam-Remote(R) and Mini-Mote(R)C.A.T.(R) Systems.

The Company has enhanced its available product lines through acquisitions. As a result, in recent years, Matthews Studio Equipment Group has also become a major supplier of video cameras and theatrical production equipment, as well as film cameras, fully operational soundstages and studios, complete with equipment needed for productions using these soundstages and studios.

Matthews Studio Equipment Group believes that it plays a significant role in both the entertainment and corporate industries by providing a single source outlet for production equipment. The Company won technical achievement awards from the Academy of Motion Picture Arts and Sciences and from the Academy of Television Arts and Sciences in 1986 and 1989, respectively; and an award from the Society of Operating Cameramen in 1996 for its Cam-Remote(R) Systems.

Form and Year of Organization

The Company commenced to do business in 1970. In February 1989, the company effected its initial public offering through a reverse acquisition (exchange of stock and pooling of interest) with a California corporation named Captech, Inc. In connection with its initial public offering, the Company changed its name to Matthews Studio Equipment Group. Prior to the initial public offering, the Company conducted business under the name Matthews Studio Equipment, Inc., as a California corporation.

Rental Equipment

Production equipment, including grip, lighting and power generation. Hollywood Rental Company, LLC ("HRC") and HDI Holdings, Inc. ("HDI"), each of which is wholly owned by the Company, supply the motion picture and television industry with a diverse range of production equipment, specializing in lighting and grip equipment, power generators and production trucks on a rental basic.

HRC offers a complete line of all levels of lighting and grip equipment, pre-packaged trucks and production vans, as well as varied supplies and services in support of its production packages. Additionally, Hollywood Rental Generators, a division of HRC, offers, on a rental basis, 40-foot and 45-foot production vans and 200 amps to 3,000 amps tow generators to support the power demands required in production environments. HRC has facilities in Burbank, California, Orlando, Florida, Charlotte, North Carolina, Phoenix, Arizona and Albuquerque, New Mexico.

HRC's Orlando, Florida facility is adjacent to the Disney production facilities located in Orlando, Florida. HRC occupies the facility and rents its production equipment pursuant to an arrangement entered in May 1998 between the Company and Disney Production Services, Inc. ("Disney Production Services").

HRC is the successor by merger to Hollywood Rental Co., Inc. through an internal reorganization, with HRC having succeeded to all of the business, assets and liabilities of Hollywood Rental Co., Inc.

In fiscal 1996, HRC commenced long-term equipment management and marketing arrangements ("Marketing Center") with Seattle-based Jonas Jensen Studios, Inc. and Nashville-based D R & A, Inc. For each Marketing Center arrangement, the Company acquired the production equipment of the independent dealer and added other production equipment to such inventory, to create a mix of equipment more capable of fully servicing the needs of customers.

HDI also offers a complete line of all levels of lighting and grip equipment, pre-packaged trucks and production vans, as well as film cameras. HDI operates out of several locations in Ohio, Tennessee and Kentucky. HDI also operates a fully operational soundstage and studio in Cincinnati, Ohio, complete with equipment needed for productions.

HRC's and HDI's rentals vary from short periods of time to the complete duration of the filming of a feature film or television series. HRC and HDI generally issue their invoices for these rentals weekly. The lessee is typically responsible for the loss, damage or destruction, whether by fire, other casualty or accident, of such equipment, and in the event of damage, the lessee also ordinarily agrees to pay the accrued rental plus the cost of necessary repairs. HRC's and HDI's usual procedure is to require the lessees to furnish a certificate of insurance providing for comprehensive coverage, including liability, injury and property damage.

On a combined basis, HRC's and HDI's rental activities accounted for approximately 29% of the Company's revenues in fiscal 1998. On an individual basis, HRC's and HDI's rental activities accounted for approximately 25% and 4%, respectively, of the Company's revenues in fiscal 1998.

Theatrical Production Equipment. In April 1998, the Company added theatrical production equipment rental to its business, through the acquisition of Four Star Lighting, Inc. ("Four Star").

Four Star supplies theatrical production equipment, including lighting, lighting support and sound equipment, to the theatrical production industry. Four Star is headquartered in Mount Vernon, New York and Four Star's equipment is regularly used by Broadway production companies. When a Broadway show goes on tour, Four Star's equipment often is rented by the production company for the tour locations as well.

Rental terms for Four Star vary with the duration of the shows it supports and in some cases extend beyond one year or more. Four Star generally issues its invoices for these rentals weekly. The lessee is typically responsible for the loss, damage or destruction, whether by fire, other casualty or accident, of such equipment, and in the event of damage, the lessee also ordinarily agrees to pay the accrued rental plus the cost of necessary repairs. Four Star's usual procedure is to require each of its lessees to furnish a certificate of insurance providing for comprehensive coverage, including liability, injury and property damage.

Four Star's rental activities accounted for approximately 8% of the Company's revenues in fiscal 1998.

Professional Broadcast Video Equipment. Duke City Video, Inc. ("Duke City") was acquired by the Company in May of 1997. Duke City specializes in the rental of professional broadcast video equipment (including cameras) to all sectors of the production community. Duke City provides video equipment production packages to its customers for television broadcasting events. Duke City's equipment inventory is diverse enough to handle its customers' needs for productions made inside the studio as well as outside the studio (i.e., "on location" productions). Duke City has six operating outlets located in Dallas, Texas, Albuquerque, New Mexico, New York, New York, Orlando, Florida, Burbank, California and Nashville, Tennessee. The Albuquerque location also houses a small videocassette duplication facility that operates under the name "Duke City Dubs". The Orlando, Florida facility of Duke City is adjacent to the facility occupied by HRC. Duke City also occupies the facility and rents its professional broadcast video equipment under the same arrangement between the Company and Disney Production Services.

Duke City supports both short and long term rental projects, with invoices issued at the conclusion of the rental or monthly for extended shows. The lessee typically assumes responsibility for loss, damage or destruction, whether by fire, other casualty or accident, of such equipment and, in the event of damage, the lessee also ordinarily agrees to pay the accrued rental plus the cost of necessary repairs. Duke City also generally requires each of its lessees to furnish a certificate of insurance providing for comprehensive coverage, including liability, injury and property damage.

Duke City's rental activities accounted for approximately 16% of the Company's revenues in fiscal 1998.

Cam-Remote(R) and Mini-Mote(R) C.A.T.(R) Systems. Matthews Studio Electronics, Inc., a wholly owned subsidiary of the Company ("Studio Electronics"), manufactures and rents Cam-Remote(R) and Mini-Mote(R) C.A.T. Systems (the "Systems") under short-term rental and long-term lease arrangements. The business of Studio Electronics is being managed by E. F. Nettmann & Associates, Inc. ("Nettmann") under a management agreement between Nettmann and Studio Electronics ("Management Agreement"). Nettmann's president and principal shareholder is Ernst F. Nettmann, who is a director of the Company. See Item 13, Certain Relationships and Related Transactions.

The Company and Nettmann jointly support the invention and marketing of products that fall under the auspices of Studio Electronics. The Systems utilize state of the art electronic circuitry to duplicate delicate hand motions and enable the operator remotely to pan, tilt, zoom and focus any film or video camera.
The Systems are available for rental or long term lease and, in fiscal 1996, the Company also began to market and sell the Mini-Mote(R) C.A.T.(R) Systems. Revenues from the aggregate of these activities accounted for approximately 1% of the Company's revenues in fiscal 1998.

Long Term Leasing. Matthews Acceptance Corporation ("MAC"), a wholly owned subsidiary of the Company, is engaged in the leasing of equipment on a long term basis. MAC generally purchases equipment selected by a lessee and rents such equipment to the lessee on a long term basis. Historically MAC's leases have been of equipment manufactured by the Manufacturing Operations - See "Disposition of Assets" below. At September 30, 1998, the MAC portfolio of leases consisted of 13 leases and represented approximately $385,000 of lease receivables. Revenues from this long term leasing segment represented less than 1% of the Company's revenues in fiscal 1998.

Sales

Production and Theatrical Supplies and Products. As part of its goal to be a full service, one-source supplier to the entertainment industry, the Company sells many different supplies which are generally consumed in the production process. These include art and cleaning products, hardware and tools, draperies, light bulbs, tape, paint, gels, lubricants, lumber and other miscellaneous items. Through the acquisition of Olesen, the Company added theatrical supplies and products to its product sales in fiscal 1998. These supplies are sold by Matthews Studio Sales, Inc., from facilities in Hollywood and Burbank, California, Charlotte, North Carolina, and Miami and Orlando, Florida. Sales from these supplies accounted for approximately 23% of the Company's revenues in fiscal 1998.

Disposition of Assets

In September of 1998, the Company sold its grip equipment manufacturing operations (the "Manufacturing Operations") to Phillips Associates, LLC ("Phillips Associates"), an affiliate of Mr. Edward Phillips. Mr. Phillips was a co-founder of the Company and served as a director of the Company until the sale of the Manufacturing Operations. The sale was effected through a sale of all of the stock of Matthews Studio Equipment, Inc. ("Studio Equipment") to Phillips Associates. See Item 13, Certain Relationships and Related Transactions. In fiscal 1998, the Manufacturing Operations accounted for approximately 22% of the Company's revenues.

Sales and Marketing

The Company's rental equipment is rented through representatives employed by the Company, and by the Marketing Centers. The Company's Cam-Remote(R) and Mini-Mote(R) C.A.T.(R) Systems are rented by the Company's representatives and by independent dealers in North America, Europe and Asia. The Company supplies its rental equipment to a wide range of customers.

Vendors and Suppliers

The Company purchases products, components, raw materials and services as required from numerous suppliers, no one of which accounted for more than 10% of the Company's purchases in fiscal 1998. The Company believes that there are adequate alternative sources of supply at commercially reasonable rates for all products (including grip equipment), materials and services required by its operations.

Competition

The Company competes with numerous equipment rental companies, distributors, manufacturers, and suppliers of production and/or theatrical equipment for commercial use. The Company believes that some of these entities are larger and better capitalized than the Company. The principal competitive factors in the industries serviced by the Company are product quality, product availability, product support services, innovation and pricing.

The Company is aware of three principal competitors in the theatrical rental market. The Company's theatrical equipment operations also compete with numerous small rental companies. The Company is aware of two principal competitors in the video equipment rental market. The Company's video equipment operations also compete with numerous small rental companies.

The Company believes that its domestic and international marketing network and the quality of its products allow it to compete favorably in each of its business lines. The Company believes that the quality and quantity of its production equipment rental inventory coupled with the Company's reputation for reliability, versatility, performance and competitive pricing will provide the Company with a continuing competitive edge in the supply of equipment for commercial use by the entertainment production industry (i.e., the motion picture, television, theatrical, corporate and video production industries) and the still photography industry.

Patents, Trademarks, and Licenses

While the Company has procured a number of trademark registrations, and one patent related to its Cam-Remote(R) System, the Company's business is not dependent on such protection.

Impact of Year 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer-programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on a recent assessment, the fiscal Company expects to complete the upgrade of its software in the second quarter of 1999 so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company presently believes that with upgrades the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company will be initializing formal communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

The Company will utilize both internal and external resources to upgrade and test the Company's software for Year 2000 modifications. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. The total cost of the Year 2000 project has not yet been estimated but it is not anticipated that such costs will be significant. To date, the Company has not incurred any costs related to the assessment of, and preliminary efforts on, its Year 2000 project and the development of a modification plan, purchase of new systems and systems modifications.

Employees

The Company had approximately 326 employees at September 30, 1998 (317 full-time and 9 part-time). Four Star's employees (approximately 30) are represented by the International Alliance of Theatrical Stage Employees, AFL-CIO, union and Four Star has entered into contractual arrangements with such union in respect of its employees that expire on December 31, 2002.

ITEM 2. PROPERTIES

In May 1997, the Company relocated its corporate and principal rental and sales offices to a location with approximately 193,000 square feet in Burbank, California. This facility also houses the Company's principal warehouse and showroom space. The facility is leased from an unrelated party, at an aggregate monthly rent of approximately $46,000 under a lease scheduled to expire in 2002. In addition, the Company leases from other unrelated parties an aggregate of approximately 152,000 square feet of sales office, warehouse and showroom space in (i) Burbank, California, (ii) Miami, Florida, (iii) Dallas, Texas, (iv) Phoenix, Arizona, (v) Charlotte, North Carolina, (vi) Las Vegas, Nevada, (vii) Nashville and Knoxville, Tennessee, (viii) Louisville, Kentucky and (ix) New York, New York, at an aggregate monthly rent of approximately $80,000.

During fiscal year 1997, the Studio Electronics operations, which is managed by Nettmann, was relocated to a facility leased by Nettmann from an unrelated party. The Company will reimburse Nettmann approximately $3,000 per month in rental costs.

The Company also leases approximately 49,000 square feet of office and warehouse space in Hollywood, California, from an affiliate of the Vice President of Marketing for Olesen at a monthly rent of approximately $17,000, and approximately 43,000 square feet of office, warehouse, and soundstage and studio in Covington, Kentucky and Cincinnati, Ohio, from an affiliate of the president of HDI at an aggregate monthly rent of approximately $31,000.

During fiscal year 1997, the Company acquired, in the Duke City acquisition, land and a building located in Albuquerque, New Mexico, which includes a soundstage and studio, rental office, warehouse and showroom space. The Company also acquired, as part of the Four Star acquisition, land and a building located in Los Angeles, California which consists of office and warehouse space


ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time named as a defendant in actions brought in the ordinary course of its business. In the opinion of management, after consultation with outside counsel, there are no outstanding suits or claims that may reasonably result in a material adverse effect on the business, financial condition or results of operations of the Company.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Commencing November 18, 1998, the Company's common stock is included in the Nasdaq SmallCap Market under the symbol "MATT". Prior to that time, the Company's common stock was included in the Nasdaq National Market under the symbol "MATT". On November 17, 1998, the Company submitted an application with The Nasdaq Stock Market ("Nasdaq") to have the Company's common stock listed on the Nasdaq SmallCap Market, as a result of Nasdaq's inquiry into whether the Company met all requirements for continued listing on the Nasdaq National Market. On January 5, 1999, Nasdaq approved the Company's application for Nasdaq SmallCap Market listing.

As of December 15, 1998, there were 9,130,856 shares of common stock outstanding, held by approximately 205 shareholders of record. The Company believes there are in excess of 1,200 beneficial holders based on prior proxy listings. The following table sets forth the high and low bid prices for the Company's common stock, for the quarterly periods ended as shown:

                                    (High)     (Low)
          (Fiscal year 1997)
            December 31, 1996      $ 2 1/2  $   2 1/4
            March 31, 1997           2 5/8      2 3/16
            June 30, 1997            4          3 1/8
            September 30, 1997       4 3/8      3 11/16

          (Fiscal year 1998)
            December 31, 1997      $ 4 3/4  $   3 11/16
            March 31, 1998           4 1/16     3 15/32
            June 30, 1998            5 3/8      4
            September 30, 1998       3 5/16     2 3/8

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


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of and for the five years ended September 30, 1998 are derived from the consolidated financial statements of Matthews Studio Equipment Group and Subsidiaries, which have been audited by Ernst & Young LLP, independent auditors. The data set forth in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Consolidated Financial Statements and the Notes thereto, and the other financial information included elsewhere in this Annual Report on Form 10-K.

                                            SELECTED  FINANCIAL  DATA
                                     (in thousands, except per share data)

                                                                      1998        1997        1996        1995        1994
                                                                    ---------   ---------   ---------   ---------   ---------
Revenues from rental operations                                     $ 33,317     $25,589     $14,125     $12,797     $12,944
Net product sales                                                     27,954      20,769      16,079      14,554      12,482
                                                                    --------     -------     -------     -------     -------
Total revenue                                                         61,271      46,358      30,204      27,351      25,426

Gross profit - rental operations                                      13,043      11,070       6,109       5,301       6,018
Gross profit - sales                                                   8,770       6,688       5,822       4,562       3,924
                                                                    --------     -------     -------     -------     -------
Total gross profit                                                    21,813      17,758      11,931       9,863       9,942

Income (loss) before extraordinary item (Footnote 2)                      49       1,706       1,003         208        (478)
Net income (loss) (Footnote 2)                                            49       1,512       1,003      (2,020)       (478)

Net income (loss) per common share - basic (Footnote  2):
  Income (loss) before extraordinary item                           $   0.00     $  0.16     $  0.10     $  0.02     $ (0.05)
  Extraordinary item                                                       -       (0.02)          -       (0.22)          -
  Net income (loss) per share                                           0.00        0.14        0.10       (0.20)      (0.05)

Net income (loss) per common share-diluted (Footnote 2):
  Income (loss) before extraordinary item                               0.00        0.15        0.10        0.02       (0.05)
  Extraordinary item                                                       -       (0.02)          -       (0.22)          -
  Net income (loss) per share                                           0.00        0.13        0.10       (0.20)      (0.05)

Cash provided by (used in) operations                               $  4,669     $ 2,216     $ 4,698     $(1,168)    $ 1,207
Cash used in investing activities                                    (42,420)     (9,476)     (5,789)     (3,177)     (1,160)
Cash provided by (used in) financing activities                       37,689       7,191       1,115       4,048         (60)
EBITDA from operations (Footnote 1)                                   14,011       9,650       6,043       4,849       2,466
Total assets (Footnote 2)                                             94,386      61,871      34,484      30,703      31,223
Working capital (Footnote 2)                                           2,515       9,662       7,953       7,872       4,405
Net property and equipment (Footnote 2)                               51,650      35,187      20,339      17,226      16,223
Long term debt and capital lease obligations (Footnote 2)             74,691      36,715      18,914       7,664      11,597
Shareholders' equity (Footnote 2)                                      2,613      11,170       9,074       8,054       9,893


(1) EBITDA represents earnings before taxes, interest expense, depreciation and amortization. The EBITDA for 1998 included the $3,963,000 gain on sale of the Manufacturing Operations. The EBITDA for 1997 and 1995 are before the extraordinary item. The Company believes that EBITDA serves as a financial analysis tool for measuring financial information such as operating performance and leverage ratios. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flows as a measure of liquidity.

(2) During the year ended September 30, 1998, the Company adopted the Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which established standards for computing and presenting earnings per share for publicly-held common stock or potential common stock. All periods presented reflect the adoption of SFAS No. 128 and the impact on amounts previously reported was not material. The income and related per share amounts shown above for fiscal year 1998 includes a $3,963,000 gain on sale of the Manufacturing Operations. In addition, the balance sheet data shown above in fiscal year 1998 reflects the disposition of the Manufacturing Operations. The total assets and liabilities of the Manufacturing Operations on the date of sale were approximately $10,561,000 and $6,610,000, respectively. The shareholders' equity was reduced by $9,582,000, as a result of the retirement of Company common stock received in the transaction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During fiscal 1998, the Company's principal strategy was to expand and strengthen its equipment rental operations, and at the same time to discontinue its Manufacturing Operations. Discontinuation (and disposition) of the Manufacturing Operations was made due to the growing inherent conflicts between the Company's expanding rental operations and the Manufacturing Operations, where many of the Manufacturing Operations' customers competed directly against the Company's rental operations. The Company's decision to dispose of the Manufacturing Operations was also based on the availability of alternative sources of supply, at commercially reasonable rates, for the equipment which was being manufactured by the Manufacturing Operations.

The Company's business is also continuing to evolve to meet the ongoing technological and business changes prevalent in the entertainment production industry and competitive pressures.

Similar to prior fiscal years, in fiscal 1998 the Company continued to focus on opportunities to provide its products and services from outlets located in different parts of the United States as well as expanding its product lines.
The development of a marketing and distribution network in select geographic marketplaces throughout the United States enabled the Company to improve rental asset utilization and expand the Company's core businesses. These activities were funded by cash generated from operating activities and bank borrowings.
The Company's strategy for the next fiscal year is to devote its cash generated from operating activities and other financial resources toward expansion of its marketing and distribution network, and strengthening of its existing operations, including the acquisition of additional rental equipment to supplement the Company's existing rental equipment inventory. The availability of additional rental equipment enables the Company to expand its market share and to control sub-rental costs, which are costs incurred to rent equipment from third parties in order to meet Company customers' needs.

Company revenues for fiscal year 1998 increased to $61,271,000, an increase of $14,913,000 or 32% over fiscal year 1997. In addition, EBITDA (earnings before interest expense, income taxes, depreciation and amortization) increased to $14,011,000 in fiscal 1998 as compared to $9,650,000 in fiscal 1997. The fiscal 1998 EBITDA includes a gain of $3,963,000 from the sale of the manufacturing operations.

The Company achieved its growth through acquisitions and expansion of existing operations. Revenues from operations acquired in fiscal year 1998 amounted to $13,219,000. Company revenues also includes sales from the Manufacturing Operations of $13,452,000 for the fiscal year 1998 and $12,688,000 for fiscal year 1997. The Manufacturing Operations were divested near the 1998 fiscal year end.

The Company realized a gain on the sale of the Manufacturing Operations of $3,963,000, which partially offset the loss from operations of $4,789,000. Operations were negatively affected by general conditions in the entertainment production industry as well as by higher expenses associated with expanded operations and costs to improve systems and absorb new operations.

The Company's revenues from rentals of production equipment in fiscal 1998 were affected in part by the threat of a strike by the Screen Actors Guild and the Federation of Television and Radio Artists (the "Actors' Unions"). While this strike did not materialize, production activities decreased significantly during the summer of 1998 in anticipation of the strike. The strike was averted by the successful completion of new contracts for the Actors' Unions and production activities began to increase thereafter, but the increase remained only gradual throughout the fourth quarter of fiscal 1998. Another factor that affected the Company's revenues from rentals of production equipment in fiscal 1998 was a general decrease in the number of large budget motion pictures undertaken by the entertainment production industry, which resulted in a general slowdown in the production equipment rental industry.

Revenues from the Company's rental operations grew a combined 30%, and accounted for 54% of total revenues of the Company. Approximately 16% in 1998 and 9% in 1997 of the Company's total revenues were from rentals of professional broadcast/video equipment by Duke City, which was acquired in fiscal 1997. Approximately 8% of the Company's total revenues was from rentals of theatrical production equipment by Four Star, which was acquired during the third quarter of fiscal 1998. The Company's rental revenues from rentals of production equipment (i.e., grip, lighting and related production equipment) by HRC and HDI represented the remaining 29% of the Company's revenues.

The increase in revenues from the Company's rental operations was attributable primarily to the acquisitions of Four Star and HDI and to the addition of equipment to the Company's rental equipment inventory.

During fiscal year 1998, the Company amended and restated its senior secured revolving credit facility with The Chase Manhattan Bank, as agent for a syndicate of lenders ("Chase Facility"). The Chase Facility increased the credit line from $50,000,000 to $80,000,000. A portion of the credit line was used to fund the acquisition of Four Star and the acquisition of additional rental equipment. Remaining funds available under the Chase Facility will be used for the Company's working capital needs. The Chase Facility has also been further amended in January 1999. The January 1999 amendment reset certain financial covenants required of the Company under the facility and reduced the credit line to $77 million.

At September 30, 1998, the Company's outstanding principal obligations under the Chase Facility was approximately $70,227,000 with all current repayment obligations under the facility having been met.


Year ended September 30, 1998, compared
to year ended September 30, 1997
----------------------------------------


Revenues from Rental Operations

Revenues from rental operations increased $7,728,000 or 30% in fiscal 1998, to $33,317,000 from $25,589,000 in fiscal 1997. The fiscal 1998 acquisitions of two theatrical rental operations contributed $5,250,000 to rental revenues during the year. In addition, revenues from video equipment rentals increased $5,694,000 or 134% in fiscal 1998, to $9,938,000 from $4,244,000 in fiscal 1997.
The increase was largely due to the fact that Duke City was acquired in May
1997.

Rental revenues from production equipment (i.e., grip, lighting and related production equipment) decreased from $20,900,000 to $17,783,000 primarily as a result of the industry-wide slowdown due to the threatened Actors' Unions strike and the general decrease in the number of large budget motion pictures.

Net Product Sales

Net equipment and supply sales for fiscal 1998 were $27,954,000, an increase of $7,185,000 or 35% from $20,769,000 in fiscal 1997. Equipment sales increased by $2,866,000 or 21% from fiscal 1997, primarily due to continued concentrated marketing efforts and product promotion. Sales of expendable supplies increased by $4,318,000 as a result of the continued expansion of the expendable supplies business in fiscal 1998, including the addition of Olesen's expendable supply product lines. The Manufacturing Operations accounted for $13,452,000 and $12,688,000 of the net equipment and supply sales for fiscal 1998 and fiscal 1997, respectively. As discussed above, the Manufacturing Operations were disposed of by the Company in the fourth quarter of fiscal 1998.

Gross Profit - Rental

Gross profit on rental revenues, as a percentage of revenues, was 39% in fiscal 1998 and 43% in fiscal 1997. Higher gross profit percentages from theatrical operations acquired during fiscal 1998 were offset by lower margins in rentals of production and video equipment. The gross profit percentage from rentals of production equipment (i.e., grip, lighting and related production equipment) decreased 3% in fiscal 1998 to 41%, from 44% in fiscal 1997. Lower revenues and increased fixed costs such as depreciation expense contributed to the decline in gross margin. Depreciation expense increased $428,000 due to additions to rental asset inventory, and $929,000 from a fiscal 1998 acquisition. The profit percentages from video equipment rentals were negatively impacted by costs associated with the geographic expansion of the operations, less activity in the market compared to the prior year and higher depreciation expense associated with rental inventory additions.

Gross Profit - Sales

Gross profit, as a percentage of sales, was 31% in fiscal 1998 as compared to 32% in fiscal 1997. The decrease was primarily due to increased volume in lower margin expendable supply sales.

Selling, General and Administrative

Selling, general and administrative expenses, including provision for doubtful accounts receivable, increased in fiscal 1998 by $8,172,000 to $20,801,000, as compared to $12,629,000 in fiscal 1997. As a percentage of sales such expenses increased to 34% in fiscal 1998 compared to 27% in fiscal 1997. The dollar increase is primarily due to the acquisitions of Four Star, Olesen and HDI, as well as a general increase in the Company's overall operations, resulting in higher payroll, goodwill amortization costs, rent expenses and sales commissions. Selling, general and administrative expenses as a percentage of sales would be 36% and 27% in fiscal 1998 and 1997, respectively, if results from the Manufacturing Operations were excluded from the calculation.

The increased selling, general and administrative expenses, as a percentage of sales, generally relate to the traits of specific operations recently acquired and Company's overall expansion efforts. First, relative to the original operations of the Company, recent acquisitions in the video rental and expendable supply operations require greater sales efforts, due to the structure of the markets in which they compete. Second, the Company expended a substantial amount of effort and administrative costs in completing the acquisitions during the fiscal year. In addition, start up operations in Orlando, Florida, video operations in New York City, New York, and sales/rental operations in Las Vegas, Nevada, all completed in fiscal year 1998 have caused increased levels of operating expenses.

Interest

Interest expense for fiscal 1998 was $5,836,000, an increase of $3,073,000 or 111% from $2,763,000 in fiscal 1997. The increase is attributable to increased indebtedness in fiscal 1998 incurred to fund the Company's growth, including capital asset acquisitions to increase the Company's rental equipment inventory and to fund the acquisitions of Four Star, Olesen and HDI.

Income Taxes

The Company recognized a benefit for income taxes of $875,000 in fiscal 1998 compared to a provision for income taxes on income before extraordinary item of $748,000 in fiscal 1997. The Company's effective tax rate for fiscal 1997 on income before extraordinary item was 30%. In fiscal 1998 the income tax benefit was recognized at a substantially higher effective rate on the pre-tax loss because of the effect of the tax-free gain on sale of the Manufacturing Operations.

Gain on Disposition of Assets

The Company recorded a gain on the disposition of the Manufacturing Operations during fiscal 1998 of $3,963,000.


Year ended September 30, 1997, compared
to year ended September 30, 1996
---------------------------------------

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

Net Product Sales

Net equipment and supply sales for fiscal 1997 were $20,769,000, an increase of $4,690,000 or 29% from $16,079,000 in fiscal 1996. Equipment sales increased by $708,000 or 6% from fiscal 1996, primarily due to continued concentrated marketing efforts with expanded sales staff and product promotion. Sales of expendable supplies increased by $3,982,000 as a result of the renewed focus on the expendable supply business, including the acquisition of Media Lighting Supply Inc. ("MLS") in the southeastern United States in January 1997, which accounted for $3,259,000 of the increase.

Gross Profit - Rental

Gross profit on rental revenues, as a percentage of revenues, was 43% in fiscal 1997 and fiscal 1996. HRC's gross profit increased to 44%, compared to 43% in fiscal 1996. The increase in HRC's gross profit percentage was primarily due to increased rental activities, made possible partly from an increase of the Company's rental equipment inventory and partly from industry-wide favorable conditions, offset by higher sub-rental costs to support the substantial
increases in rental demand.   In addition, $1,403,000 of increased depreciation
expenses were incurred in connection with additions to the rental equipment inventory and the acquisition of Duke City.

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

Selling, General and Administrative

Selling, general and administrative expenses including provision for doubtful accounts receivable increased $3,780,000 in fiscal 1997 from $8,849,000 to $12,629,000. As a percentage of sales such expenses decreased 2% to 27% in 1997 compared to 29% in 1996. The dollar increase is primarily due to the acquisitions of Duke City and MLS as well as a general increase in the Company's overall operations resulting in higher payroll, sales commission and bonus expenses.

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

Income Taxes

The Company recognized a provision for income taxes on income before extraordinary item of $748,000 in fiscal 1997 compared to $35,000 in fiscal 1996. The Company's effective tax rate for fiscal 1997 was 30% compared to 3% in fiscal 1996, on income before extraordinary item. The difference between the effective tax rates is attributable to substantially lower recognition of net operating loss carryforwards in fiscal year 1997 compared to fiscal 1996.

Extraordinary Loss on the Early Extinguishment of Debt

The Company incurred an extraordinary loss on the early extinguishment of debt during fiscal 1997 of $194,000, net of income tax benefit of $130,000. These costs were incurred as a result of the early repayment of the Company's senior subordinated note to ING.

Liquidity and Capital Resources

During the fiscal year ended September 30, 1998, the Company financed its operations primarily through bank borrowings and internally generated funds.

The Chase Bank Facility

On July 27, 1995, the Company and its then principal subsidiaries (the "Borrowers") entered into an agreement for a senior secured revolving credit facility with The Chase Manhattan Bank, as agent for the lenders ("Chase Bank") in an aggregate principal amount of up to $17 million (the "Chase Facility"). This facility has been subsequently expanded and amended several times to provide additional funds for acquisitions and growth and to reflect the impact of those acquisitions, the divestiture of the manufacturing operations and changing economic conditions.

At September 30, 1998 the Chase Facility included a $16,000,000 term loan and $64,000,000 revolving credit loan. The term loan requires quarterly principal payments of $500,000 commencing December 31, 1998, such payment having been made by the Company, and increasing to $750,000 commencing December 31, 1999 with the balance due at maturity.

Interest is payable quarterly and accrues at a rate, depending on the Company's leverage ratio as defined in the Chase Facility, and at the Company's option at either (a) LIBOR plus a maximum of 3.25% or (b) the greater of (i) Chase Bank's Prime Rate plus a maximum of 1.25%, (ii) the Base CD Rate (as determined by Chase Bank) plus a maximum of 2.25% or (iii) the Federal Funds Effective Rate plus a maximum of 1.75%. In addition, the Company pays a fee ranging from three-eighths of one percent to one-half of one percent on the unused credit commitment.

The Chase Facility matures August 14, 2002. The Amended Chase Facility requires the Company to maintain certain levels of net worth and, on a quarterly basis, certain levels of EBITDA (earnings before interest, taxes, depreciation and amortization), and to meet several financial ratios (including interest coverage, leverage and debt service coverage ratios as defined in the agreement). The Chase Facility provides for annual capital expenditure limitations.

Borrowings under the Chase Facility by any of the Borrowers are cross-collateralized pursuant to a security agreement in which the Borrowers have granted Chase Bank a first priority lien and security interest in substantially all of their respective assets. In January 1999, in connection with the issuance of $3,000,000 letter of credit by ING in favor of the lenders, (see below) the Company again amended the Chase Facility. As a result, the revolving credit loan was reduced to $61,000,000, the covenants were modified for fiscal 1999 and the effects of prior defaults were eliminated either through waiver or modification of certain covenants.

The ING Equity Partners, L.P. I Senior Subordinated Promissory Notes

In July 1995, the Company entered into a purchase agreement (the "Purchase Agreement") with ING Equity Partners, L.P. I ("ING"), pursuant to which the Company sold to ING for a total purchase price of $5 million (i) its senior subordinated promissory notes in the aggregate principal amount of $5 million, bearing interest at an initial rate of 10% per annum, (ii) a common stock purchase warrant (the "ING Warrant") entitling ING to purchase 2,322,464 of the Company's outstanding shares of common stock at an initial purchase price per share of $2.50 and having certain antidilutive rights and (iii) one share of preferred stock of the Company entitling ING to voting rights with respect to the number of shares underlying the ING Warrant. The ING Warrant required an adjustment of the exercise price to $2.00 per share if the Company did not complete a public offering of its common stock at a price of at least $2.50 per share with net proceeds to the Company of at least $10 million by December 31, 1999 (a "Qualifying Offering").

As amended in April 1996, the Purchase Agreement provided for a $100,000 subordinated note maturing July 27, 2005, and a $4,900,000 subordinated note maturing July 27, 2000, and the share of preferred stock issued to ING was amended to provide voting rights only in the event of a default under the Purchase Agreement. On September 29, 1997, the Company prepaid the $4,900,000 subordinated note. In connection with this prepayment, the Company and ING extended the date for the Qualifying Offering to December 31, 1999.

The Purchase Agreement is being amended to reset financial covenants, including annual capital expenditure limits, required thereunder to be similar to those required under the Chase Facility.

Interest on the remaining $100,000 subordinated note is at the rate of 10.00% until its maturity.

As part of the transaction with ING, the Company in July 1995 also entered into a registration rights agreement (the "Registration Rights Agreement") with ING and Sutro & Co., Incorporated ("Sutro"), which acted as the Company's investment bankers in connection with the transaction, entitling the holders of the ING Warrant and the common stock purchase warrant issued to Sutro (for the purchase of up to 100,000 shares of common stock of the Company), to certain piggy back registration rights with respect to the shares of common stock issuable upon exercise of these warrants, as well as any shares of common stock subsequently acquired by ING. The Registration Rights Agreement also grants ING the right to require the Company to file a shelf registration statement with respect to the sale from time to time of 1.4 million shares of common stock of the Company acquired by ING from a former employee of the Company.

In addition, as part of the transaction with ING, in July 1995 the Company, Carlos D. DeMattos and Edward Phillips and their affiliates ("Management Shareholders") entered into a Stockholders' Agreement with ING (the "Stockholders Agreement") pursuant to which the Company and the Management Shareholders agreed to nominate and vote for the election of two representatives of ING to the Board of Directors of the Company, the number of members of which would be set at nine. The Stockholders Agreement also contains certain restrictions on the transfer of shares held by ING and the Management Shareholders. In addition, the Stockholders Agreement was amended in April 1996 to provide that the obligations of the Management Shareholders to vote for ING nominees for the Company's Board of Directors, and the obligation of the Company to nominate such ING nominees, extend to July 27, 2005, unless a change in control or certain public offering of the Company's common stock, as described in the Stockholders Agreement, occurs, in which case those obligations will terminate.

In connection with the sale of the Manufacturing Operations, Phillips Associates transferred 1,916,450 shares of the Company's common stock to the Company in consideration for 100% of the stock in Matthews Studio Equipment, Inc. ING and Mr. DeMattos waived restrictions under the Stockholders Agreement on such transfer of Phillips Associates' stock. Mr. Phillips and his affiliates by reason of such transfer are no longer subject to the Stockholders Agreement.

As part of the January 1999 amendment to the Amended Chase Facility, ING caused ING (U.S.) Capital LLC to issue in favor of the lenders under the Amended Chase Facility a $3 million letter of credit. The letter of credit expires December 31, 2000. The lenders may draw on the letter of credit only in the event the Company files for bankruptcy protection or, due to a default under the Amended Chase Facility, the lenders elect to declare all outstanding term and revolving credit loans immediately due and payable and to terminate the facility. The Company and its subsidiaries entered into a Reimbursement Agreement in favor of ING and granted to ING subordinated a security interest in substantially all of their respective assets. Pursuant to the Reimbursement Agreement, the Company and its subsidiaries are obligated to reimburse ING for any amounts paid by ING to ING (U.S.) Capital LLC by reason of a draw on the letter of credit.

As additional consideration for ING's procurement of the letter of credit, the Company issued to ING warrants to purchase 450,000 shares of the Company's common stock, at an exercise price of $2.50 per share. These warrants have antidilutive rights similar to those available to ING under the ING Warrant, but the exercise price is not subject to decrease due to failure to complete the Qualifying Offering. Also the one share of preferred stock issued to ING does not accord voting rights with respect to the number of shares underlying these warrants. These warrants are entitled to the benefits of and subject to the restrictions under the Registration Rights Agreement and the Stockholders Agreement.

Warrants to purchase 150,000 shares will be automatically canceled in the event the lenders release the letter of credit on or before December 31, 1999. The lenders are obligated to release the letter of credit if the Company achieves in any fiscal quarter leverage ratio of 4.50 or less and has an availability for revolving credit loans under the Chase Facility of $2,000,000.

Working Capital - Cash Flows

(The following comments reflect the disposal of the Manufacturing Operations and their effect on the consolidated financial information of the Company.)

At September 30, 1998, the Company's working capital was $2,515,000, which was a decrease of $7,147,000 from its working capital at September 30, 1997. The significant decrease is primarily due to the disposition of the Manufacturing Operations.

In fiscal 1998, the Company generated cash from operating activities of $4,669,000. The major contributor to cash from operating activities was earnings before depreciation and amortization of $9,085,000. Partially offsetting this major contributor to cash from operating activities was an increase in trade accounts receivable of $1,385,000 and inventory of $1,057,000, as a result of a general increase in business activities and expansion of the Company through acquisitions made during fiscal year 1998.

In fiscal 1998, the Company primarily utilized cash from operating activities of $4,669,000, augmented by additional borrowings from the Chase Facility of $41,605,000, to finance the acquisition made to pay down debt assumed in these acquisitions made in fiscal year 1998 and for the acquisitions of capital equipment. The major components of the net capital equipment additions were equipment for the Company's video equipment rental operations of approximately $3,264,000 and equipment additions to other rental operations of approximately $7,234,000.

During the next twelve months, the Company expects to purchase additional capital equipment as part of the expansion of the Company's marketing and distribution network, and to allow its operations to be more efficient and to minimize the sub-rental of equipment necessary to meet customer orders. The Company expects to finance its capital acquisition program through a combination of cash generated from operations and additional borrowings under the Amended Chase Facility. The Company believes it will have sufficient funds from operations and bank borrowings to meet its anticipated requirements for working capital during the next twelve months.


SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

The Company is including the following cautionary statement in this Form 10-K to make applicable and take advantage of safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.

The Company wishes to caution the reader that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results in fiscal 1999, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

     The Company's business remains substantially dependent on the level of motion picture (or feature film) production undertaken from year to year by the entertainment production industry. While the trend in fiscal 1996 and 1997 was to produce motion pictures with a large budget and substantial requirements for special effects, the trend in fiscal 1998 and 1999 seems to be to produce motion pictures with a smaller budget and lesser use of special effects. This industry-wide trend will have the effect of decreasing the need for production equipment, which in turn will very likely result in a general decrease in the rental rates charged by production equipment renters as they attempt to attract business in a more difficult environment. While the Company aims to effectively utilize its rental equipment inventory by focusing, in fiscal 1999, on efficiently allocating the Company's inventory among its locations throughout the United States, there is no assurance such efforts will effectively counteract this industry-wide trend;

     Since the early 1980's Canada has been competing for television and feature film production work that has typically been serviced by the entertainment production industry located in the Southern California area. Favorable tax treatment offered by Canadian authorities and the weak Canadian dollar may permit Canada to attract an increasing level of production work in the future; and

     The entertainment production industry in Southern California is experiencing a slowdown in activity, especially in comparison to the growth pace experienced during the prior years. Factors that motivated this slowdown include major studios trimming their film slates, drops in commercial production due to economic uncertainty and cost pressures on both the television and film industry.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


ITEM 8. FINANCIAL STATEMENTS

The required financial statements commence at page 35.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS; EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


              (Name)                      (Age)                            (Position)
              ------                      -----                            ----------
Carlos D. DeMattos(5)                       46         Chairman of the Board, Chief Executive Officer,
                                                       President

Ernst F. Nettmann                           59         Director, President of Electronics

Jack Brehm(1)(2)(3)(4)                      70         Director

John H. Donlon(1)(2)(3)(4)                  53         Director

Jerome E. Farley(1)(2)(3)(4)                57         Director

Benjamin P. Giess(1)(2)(3)(4)(5)            36         Director

John F. Jastrem(1)(2)(3)(4)                 43         Director

John Alonzo                                 64         Director

John D. Murray                              57         Executive Vice President, Operations

Alan S. Unger                               45         Chief Financial Officer

Carly Barber                                43         President of HRC

Darren DeVerna                              38         President of Four Star


   (1)   Member of 1994 Stock Option Plan for Directors Committee

   (2)   Member of 1994 Stock Option Plan Committee.

   (3)   Member of Audit Committee

   (4)   Member of Compensation Committee

   (5)   Member of Executive Committee


The term of office of all directors is until the next annual meeting, which is scheduled for April 7, 1999, and the term of office of all officers is for one year and until their successors are chosen and qualify. The Company's Board of Directors currently has one vacancy, which came about when the Manufacturing Operations were sold to Phillips Associates and Mr. Phillips in connection therewith resigned from the Board.

Carlos D. Demattos was founder of the Company and has served as a director and the Company's Chairman, President and Chief Executive Officer since January 1995, and prior thereto as the Company's co-chairman and Chief Executive Officer from February 1989 to January 1995. He is a co-recipient of two Technical Achievement Awards from the Academy of Motion Picture Arts and Sciences in March 1983 and March 1985, respectively for the Tulip Crane and for the development of the Cam-Remote(R) System. He is also a co-recipient of a Technical Achievement Award from the Academy of Television Arts and Sciences in September 1989 for the development of the Cam-Remote(R) System. Mr. DeMattos is an active member of the principal trade associations pertaining to the industry serviced by the Company. In June 1991, the government of Portugal inducted him into the select membership of the prestigious Order of Henry the Navigator as a Knight Commander. In July 1998, he was awarded the Entrepreneur of the Year Award for the Greater Los Angeles area, Entertainment Category. He is a member of the Academy of Motion Picture Arts and Sciences, the American Society of Cinematographers and the Portuguese-American Leadership Council of the United States based in Washington, D.C. Since October 15, 1998, Mr. DeMattos has been a director of Alpha Microsystems, an information technology services provider and internet company listed on Nasdaq.

Ernst F. (Bob) Nettmann has served as a director of the Company since February 1989. Mr. Nettmann is President of Studio Electronics. He is also President of E.F. Nettmann & Associates Inc., a privately held corporation, which has been managing the business of Studio Electronics since October 1, 1994 pursuant to a management and license agreement. He is also the managing partner in the Gyron Group, an advanced systems stabilization group. Prior to 1988, Mr. Nettmann was President and owner of Continental Camera Systems, Inc., which designed and rented camera systems for airborne and groundbased applications. He has received awards for technical achievement of his designs from the Academy of Motion Picture Arts & Sciences, the Academy of Television Arts & Sciences and the Society of Operating Cameramen.

Jack Brehm has served as a director since February 1989, and served as chief financial officer of the Company from that date through December 1991. Mr. Brehm was with Ernst & Young LLP from 1951 until his retirement as a partner in 1988. Since his retirement in September 1988, Mr. Brehm has acted as a financial consultant. Until 1998, Mr. Brehm was a director of Zegarelli Group International, Inc., a Nasdaq listed corporation, which manufactures and distributes professional hair care products.

John H. Donlon has served as a director of the Company since February 1995. He is president and director of Four Media Company ("4MC"), a Nasdaq listed corporation with revenues in excess of $100 million. 4MC employs over 700 people worldwide, principally at its facilities in Universal City, Burbank and Santa Monica, California, and Singapore. 4MC provides post-production services to the Hollywood television and motion picture industry along with playback and satellite transmission services for eighteen channels of cable programming to the USA. The Singapore subsidiary provides similar services to American companies in Asia. From 1984 to 1993, Mr. Donlon was president and chief executive officer of Compact Video Group, Inc. ("CVG"). During his tenure, CVG expanded its editing and sound services, consolidated its duplication and satellite transmission, developed syndication capability and established a successful network origination business. From 1981 to 1984 he was president of Technicolor Videocassette where he launched a videocassette duplication facility from the ground up. From 1977 to 1981 he was Vice President of Operations for Technicolor, the largest motion picture and television film laboratory in the world.

Jerome E. Farley has served as a director of the Company since April, 1994. He is President and Chief Executive Officer of Western Security Bancorp, a bank holding company. Continuously since December 1992 he has also been President, Chief Executive Officer and a director of Western Security Bank, a

National Banking Corporation. From 1981 through most of 1992, Mr. Farley was a director and an executive officer of First Regional Bank. From 1979 to 1997 Mr. Farley has been a director of Regional Properties, Inc., a real estate development company, principally active in Riverside County, California. Mr. Farley has been a member of the State Bar of California since 1973. From 1973 through 1985 he was general counsel to a number of subsidiaries of City Investing Company, which was listed on the New York Stock Exchange. Mr. Farley has been a professor at the Pepperdine University School of Business and Management since 1984.

Benjamin P. Giess was elected a director of the Company in September 1995. He has been employed by ING Equity Partners and its predecessors and affiliates since 1992 and currently serves as a Partner responsible for originating, structuring and managing equity and debt investments. From 1991 to 1992, Mr. Giess worked in the Corporate Finance Group of ING Capital. From 1990 to 1991, Mr. Giess was employed by the Corporate Finance Group of General Electric Capital Corporation. Mr. Giess serves as a director for e.spire Communications, Inc., a Nasdaq company which is a competitive local access telecommunications provider, as well as Alpha Microsystems, an information technology services provider and internet company listed on Nasdaq. In addition Mr. Giess serves on the board of several privately held companies.

John F. Jastrem was elected a director of the Company in September 1995. Since 1998 he is the Chief Executive Officer of Rapp Collins Dallas, a subsidiary of Omnicom, a Company listed on the New York Stock Exchange. From 1997 to 1998 he served as a management consultant to major business enterprises. From 1996 to 1997, he served as Chairman and Chief Executive Officer of Hooven Direct Marketing, a privately held corporation founded in 1922 with more than 250 employees. From 1995 to 1996 Mr. Jastrem served as President and Chief Executive Officer of Colt's Manufacturing Company, Inc. From 1993 to 1995 Mr. Jastrem was President and Chief Operating Officer of Acme Holdings, Inc. and Acme Acquisition Corp., (currently Rental Services Corp.), the fifth largest equipment rental business in the United States. From 1990 to 1993 Mr. Jastrem was Senior Vice President and Chief Financial Officer of Knapp Communications Corp., the publisher of Architectural Digest and Bon Appetit magazines which was acquired by Conde Nast. From 1989 through 1990 Mr. Jastrem was Chief Financial Officer of Reliance Steel & Aluminum Company, a metals distributing company. From 1985 to 1989 Mr. Jastrem was part of the management team of Wickes Companies, Inc., a $6 billion manufacturer and retailer, during its successful reorganization. From 1977 to 1985 Mr. Jastrem was a senior manager for Arthur Andersen LLP. He is also a director of Medicam Ventures, LLP, a privately held firm.

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

John D. Murray, Executive Vice President, Operations. Mr. Murray joined the Company as Executive Vice President, Operations in October, 1998. Between May to October 1998, he served as a consultant for various business enterprises. Between May 1996 to May 1998, Mr. Murray served as the Chief Operating Officer and Chief Financial Officer of Virtual Mortgage Network, a Nevada corporation. From 1995 to 1996, Mr. Murray was chief financial officer and executive vice president of the Company.

From 1992 to 1995, Mr. Murray was the executive vice president and chief operating officer of Alpha Microsystems, an information technology services provider and internet company listed on Nasdaq. From 1988 to 1992, Mr. Murray was the executive vice president and chief financial officer of South Coast Communications Group, a privately held investment relations firm. From 1979 to 1988, Mr. Murray was a director, executive vice president and chief financial officer of General Automation, Inc., a publicly held company listed on Nasdaq.

Alan S. Unger, Chief Financial Officer. Mr. Unger is a certified public accountant and joined the Company as Chief Financial Officer in November, 1998. Between May 1997 to November 1998, Mr. Unger served as chief financial officer of Four Media Company ("4MC"), a Nasdaq listed corporation with revenues in excess of $100 million. Between August 1993 to May 1997, Mr. Unger served as Director of Mergers and Acquisitions of 4MC. He successfully structured, negotiated and closed several acquisitions for 4MC. He also acted as chief financial officer of 4MC Asia since its inception in 1994. Prior to joining 4MC, Mr. Unger was corporate controller for The Cheesecake Factory. Prior to that he was with Coopers & Lybrand for 10 1/2 years. During that time he was involved with many publicly held companies, mergers and acquisitions and other special transactions. He left Coopers & Lybrand as senior audit manager.

Carly Barber, President, HRC. Ms. Barber joined the Company in March of 1986. From 1984 to 1986, Ms Barber was the manager of Cinepro, a Panavision expendables, camera, lighting and grip company. From 1981 to 1984, Ms. Barber worked for Samuelsons Film Services, an international supplier of rental cameras and lighting equipment as a representative of the company on production.

Darren DeVerna, President, Four Star. Mr. DeVerna has been the President of Four Star since April 1, 1998. For the three years prior to that, he was a Vice President of Four Star in charge of marketing, and its Director of Operations. Between 1987 and 1995, Mr. DeVerna was Four Star's Purchasing Agent, Production Foreman, and its liaison with theatrical designers and production electricians for the many Broadway plays that Four Star serviced. In addition, he has been a member of the technical staff of numerous Broadway productions. Mr. DeVerna is the founder and co-chairman of the Tony Randall National Actor's Theater golf tournament.


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

To the best of the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the fiscal year ended September 30, 1998, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with, except, due to administrative errors, no Form 3 has been filed by Ms. Carly Barber, Mr. Darren DeVerna, Mr. John Murray or Mr. Alan Unger.

ITEM 11.  EXECUTIVE COMPENSATION

The table which follows sets forth all cash compensation paid and/or accrued for services rendered in all capacities with respect to the fiscal year ended September 30, 1998, to (i) the Chief Executive Officer, (ii) the Company's executive officers whose total salary and bonus equaled or exceeded $100,000, and (iii) other Company employees whose total salary and bonus equaled or exceeded $100,000 (the "Named Executive Officers"):


                                              SUMMARY COMPENSATION TABLE


                                                                           Long Term Compensation
                                Annual Compensation                          Awards              Payouts
                               ---------------------                         ------              -------

 Name and Principal     Year    Salary       Bonus       Other      Restricted    Securities      LTIP      All Other
      Position                    ($)         ($)        Annual        Stock      Underlying    Pay-outs     Compen-
                                                        Compen-       Awards       Options/        ($)       sation*
                                                       sation ($)       ($)        SARs (#)                    ($)

Carlos D.  DeMattos,    1998    413,244           -          -           -         100,000         -         1,816
Chairman, Chief         1997    351,421     140,568          -           -               -         -         1,230
Executive Officer,      1996    263,425      50,000          -           -         200,000         -         1,462
President

Gary S. Borman,         1998    112,115           -          -           -               -         -         1,152
Vice President,         1997    100,769      30,203          -           -          30,000         -           900
Corporate Controller    1996     48,462       6,000          -           -          30,000         -            21

Kenneth W. Kramer,      1998    109,154           -          -           -               -         -         1,662
Vice President -        1997          -           -          -           -          60,000         -             -
Development &           1996          -           -          -           -               -         -             -
Operations

*ALL OTHER COMPENSATION - This represents Company contributions to the Company's 401(k) plan.



   The following table shows the options granted during the fiscal year ended September 30, 1998, to the Named Executive Officers.


                      OPTION GRANTS FOR THE YEAR ENDED SEPTEMBER 30, 1998

-----------------------------------------------------------------------------------------------
                                       Individual Grants
-----------------------------------------------------------------------------------------------
Name                  Number of    Percentage    Exercise   Expiration    Potential Realizable
                      Securities    of Total     or Base       Date         Value at Assumed
                      Underlying     Options      Price                   Rates of Stock Price
                       Options     Granted to    $/Share                    Appreciation for
                       Granted      Employees                                 Option Term
                                                                          ---------------------
                                                                            5%         10%
-----------------------------------------------------------------------------------------------
Carlos D. DeMattos     100,000          33%       $4.74         2004     $226,000    $542,000

The following table shows the value of options with respect to each of the Named Executive Officers based on the difference between the exercise price and the closing price on September 30, 1998, as reported by Nasdaq.


                                                  OPTION EXERCISES AND FY-END VALUE TABLE

Name                    Shares Acquired       ($) Value               # of Shares Underlying                  Value of Unexercised
                        On Exercise            Realized                Unexercised Options                     In-the-Money Options
                                                                         Exercisable (E)/                        at FY-End ($)
                                                                         Unexercisable (U)                       Exercisable (E)/
                                                                                                                 Unexercisable (U)

Carlos D. DeMattos               -                 -                    200,000 (E)/                                     --  (E)/
                                                                        100,000 (U)                                      --  (U)
Gary S. Borman                   -                 -                     22,000 (E)/                                  16,000 (E)/
                                                                         38,000 (U)                                   27,000 (U)
Kenneth W. Kramer                -                 -                     20,000 (E)/                                   9,000 (E)/
                                                                         40,000 (U)                                   19,000 (U)
----------------------------------------------------------------------------------------------------------------------------------


The Company has an employee benefit plan intended to qualify under Section 401(k) of the Internal Revenue Code. Employees may contribute as deferred compensation up to 6% of compensation (not to exceed $10,000 annually). The Company matches from 20% to 50% of employee contributions based on individual salary levels.

Board of Directors Remuneration

Non-employee members of the Board receive a retainer of $1,000 per month for services rendered to the Board of Directors and Committee(s) of the Board of Directors and for his or her attendance at the meetings. The Chairman of the Audit Committee and Compensation Committee receives an additional fee of $500 per month. In addition, the Company's 1994 Stock Option Plan for Directors provides that each independent Director is to receive options to purchase 15,000 shares of Common Stock. Under the terms of such plan, such options are exercisable ratably 6, 24 and 36 months after the grant date, and the exercise price per share is the market value at the grant date. Each of the current independent directors has received such options for 15,000 shares, exercisable at the market value on the date of grant, except that the options granted to Mr. Giess and Mr. Jastrem are exercisable at $3.00 per share even though the market value was less than $3.00 on the date on which these options were granted. Mr. Giess has assigned to ING the compensation to which he would be entitled as an independent Director. On December 10, 1997, options to purchase an additional 5,000 shares of Common Stock were granted to each of the Company's independent directors. Such options were also granted under the Company's 1994 Stock Option Plan for Directors, and are exercisable ratably 12 and 24 months after the grant date, at an exercise price per share equal to the market value at the grant date. Mr. Giess has also assigned to ING these additional options. The committee administering the 1994 Stock Option Plan for Directors granted these additional options in recognition of the extraordinary efforts required of the Board during the year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND    MANAGEMENT

(a) The table below shows as of December 15, 1998 the amount and class of the Company's voting stock owned beneficially (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended) by each holder of more than 5% of the Company's shares, each director of the Company, each Named Executive Officer and all directors and officers of the Company as a group:

      Name and Address of                  Number of Shares                     Percentage of
      Beneficial Owner (1)                Beneficially Owned                   Common Stock (8)
-------------------------------          ---------------------            -------------------------
Carlos D. DeMattos                          2,149,784 (9)                         23.0%

Ernst F. Nettmann                            105,000 (10)                          1.1%

Jack Brehm (2)                                20,500 (11)                           *

John H. Donlon (3)                            17,500 (12)                           *

Jerome E. Farley (4)                          17,500 (13)                           *

Benjamin P. Giess (5)                      4,139,964 (14)                         36.1%

ING Equity Partners, L.P. I (6)            4,139,964 (15)                         36.1%

John F. Jastrem (7)                           17,500 (16)                           *

John H. Alonzo                                17,500 (17)                           *

Gary S. Borman                                22,000 (18)                           *

Kenneth W. Kramer                             27,000 (19)                           *

----------------------------------------------------------------------------------------------------------

All officers and directors as a group      6,534,248                              71.6%
(13 persons)

* Less than 1%

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting power is held by the person indicated, and the address of each of these individuals is: c/o Matthews Studio Equipment Group, 3111 North Kenwood Street, Burbank, California 91505.

(2) This individual's address is: 19501 Greenbriar Drive, Tarzana, California 91356.

(3) This individual's address is: 2813 West Alameda Avenue, Burbank, California 91506.

(4) This individual's address is: 4100 West Alameda Avenue, Burbank, California 91505.

(5) This individual's address is: 135 East 57th Street, 16th Floor, New York, New York 10022.

(6) This company's address is: 135 East 57th Street, 16th Floor, New York, New York 10022.

(7) This individual's address is: 1913 Ripley Avenue, Redondo Beach, California 90278.

(8) Based on 9,130,856 shares outstanding. Options and warrants are added where applicable.

(9) Includes 1,674,450 shares owned by a family trust with trust management vested in the named director as the trustee. Includes options to purchase 233,334 shares of the Company's common stock.

(10) Includes options to purchase 100,000 shares of the Company's common stock.

(11) Includes options to purchase 17,500 shares of the Company's common stock.

(12) Represents options to purchase 17,500 shares of the Company's common stock.

(13) Represents options to purchase 17,500 shares of the Company's common stock.

(14) Mr. Giess disclaims beneficial ownership of these shares. Mr. Giess is an executive officer of Lexington Partners, Inc., which is the sole general partner of Lexington Partners, L.P., the sole general partner of ING. However, the Company has been advised by Mr. Giess that he does not exercise sole or shared voting or dispositive power with respect to the shares held by ING described in footnote (15).

(15) Includes a warrant to purchase 2,322,464 shares of the Company's common stock. Upon occurrence of an event of default under the Purchase Agreement, ING Equity Partners, L.P. I is entitled to exercise voting rights for the 2,322,464 shares underlying the warrant pursuant to a share of the Company's preferred stock issued to ING. Also includes options issued to ING Equity Partners, L.P. I, to purchase 17,500 shares of the Company's common stock, as consideration for services of its appointee, Benjamin P. Giess.

(16) Represents options to purchase 17,500 shares of the Company's common stock.

(17) Represents options to purchase 17,500 shares of the Company's common stock.

(18) Represents options to purchase 22,000 shares of the Company's common stock.

(19) Includes options to purchase 20,000 shares of the Company's common stock.

(b) There are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company, except as described in Item 7 hereof.

Employment Agreements

DeMattos Agreement

The Company entered into a written Employment Agreement with Carlos D. DeMattos on July 1, 1995 for such individual to serve as the Company's Chief Executive Officer, President and Chairman of the Board for a three-year term commencing July 1, 1995. Mr. DeMattos was also granted options to purchase 200,000 shares of the Company's common stock at an exercise price of $3.00 per share. The right to purchase up to 66,667 shares vests in like installments commencing on July 1, 1996 and the next two successive anniversaries of that date, and these options are exercisable until July 2005. At the Company's annual shareholder meeting held on May 30, 1996, the shareholders approved these options.

Effective as of October 1, 1997, the Employment Agreement with Mr. DeMattos was amended (as amended, the "DeMattos Agreement"). The term of employment under the DeMattos Agreement will expire September 30, 2000 but, similar to the July 1, 1995 Employment Agreement, Mr. DeMattos has agreed to provide consulting services to the Company for a period of five years following the termination date, at 50% of the base salary. The base salary under the DeMattos Agreement was increased to $400,000 effective October 1, 1997 and to $440,000 effective October 1, 1998. Mr. DeMattos' Agreement call for him to receive an incentive bonus for fiscal year 1998 ranging from 20% to 100% of his base salary, based upon attainment by the Company of specific earnings per share levels (described in more detail in the DeMattos Agreement). The annual incentive bonus for fiscal years 1999 and 2000 will be based on performance levels to be established by the Company's Compensation Committee. As part of the amendment, options to purchase an additional 100,000 shares of the Company's common stock at an exercise price of $4.74 per share were granted to Mr. DeMattos. These options are in addition to the options to purchase 200,000 shares of the Company's common stock granted under the July 1, 1995 Employment Agreement. These additional options will vest at one-third increments on October 1, 1998 and on the next two successive anniversaries of that date, and were granted under and are subject to the terms of the Company's 1994 Stock Option Plan.

Phillips Agreement

On July 1, 1995, the Company and Studio Equipment entered into a written Employment Agreement ("Phillips Agreement") with Edward Phillips, for him to serve as president of Studio Equipment. In connection with the sale of the Manufacturing Operations, Mr. Phillips released the Company from all obligations under the Phillips Agreement.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION IN COMPENSATION DECISIONS

None.


REPORT ON EXECUTIVE COMPENSATION

The compensation for the highest paid executive officers of the Company in fiscal 1998 (whose total salary and bonus equals or exceeds $100,000) is set forth in the Summary Compensation Table which preceded this section.

Total compensation for executive officers consists of a combination of salaries, bonuses and contributions to the Company's 401(k) plan.

Other than the Chairman of the Board of the Company and those officers with written agreements for incentive bonuses, incentive bonuses that are awarded from time to time are determined by senior management based on the financial performance of the individual subsidiaries, responsibilities of the executive and other factors.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nettmann, a corporation owned by a director of the Company, manages the Cam-Remote(R) and Mini-Mote(R) C.A.T.(R) business of Studio Electronics. The Company and Nettmann share costs under the Management Agreement. See Item 1. Business - Cam-Remote and Mini-Mote Systems. Under the Management Agreement Nettmann is entitled to compensation based on revenues of Studio Electronics.

For discussion of the issuance of the subordinated notes to ING pursuant to the Purchase Agreement between the Company and ING, which is an affiliate of Benjamin P. Giess, a director of the Company, as well as other agreements made by the Company and Carlos D. DeMattos, such as the Registration Rights Agreement and the Stockholders Agreement, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation.

On September 28, 1998, the Company sold the Manufacturing Operations to Phillips Associates, an affiliate of Mr. Edward Phillips. Prior to that date Mr. Phillips was a director of the Company. The Company's decision to sell the Manufacturing Operations was based on the inherent conflicts between the Manufacturing Operations and the Company's rental operations, where many of the Manufacturing Operations' customers competed directly against the Company's rental operations. The Company's decision to dispose of the Manufacturing Operations was also based on the availability of alternative sources of supply, at commercially reasonable rates, for the equipment which was being manufactured by the Manufacturing Operations.

The transaction was structured as a stock for stock exchange in which the Company transferred all of the shares of stock in Studio Equipment to Phillips Associates in exchange for 1,916,450 shares of the Company's common stock held by Phillips Associates and assumption of $5,000,000 of the Company's debt. In connection with this transaction, Mr. Phillips surrendered his options to purchase 274,000 shares of the Company's common stock in consideration for a $75,000 payment from the Company, and released the Company from all obligations under the Employment Agreement dated July 1, 1995, between the Company and Studio Equipment, on the one hand, and Mr. Phillips, on the other hand.

The Company and Studio Equipment have entered into a three-year royalty-free license agreement pursuant to which Studio Equipment is permitted to use the trademark "Matthews" for the Manufacturing Operations. Also as part of the transaction, PDM, a general partnership comprised of Messrs. DeMattos and Phillips, released the Company from all obligations under the lease for real property occupied by Studio Equipment in Burbank, California. This lease has an expiration date of December 31, 1999 and requires approximately $40,000 in monthly rent.

On the closing of the sale of the Manufacturing Operations, Mr. Phillips resigned from the Company's Board of Directors and the Executive Committee of the Company's Board of Directors.

As part of the acquisition, the Company entered into real estate leases with an affiliate of HDI, for facilities in Covington, Kentucky and Cincinnati, Ohio from which HDI's business was conducted. These leases have expiration dates through October 31, 2002 and require approximately $31,000 in monthly rent.

As part of the acquisition, the Company entered into real estate leases with an affiliate of Oleser, for facilities located in Hollywood, California, from which Oleser's business was conducted. These leases have expiration dates through October 31, 2002 and require approximately $17,000 in monthly rent.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) & (2)      The response to this portion of Item 14 is submitted as a
                  separate section of this report and appears on page
                  33.

(a)(3)            The Exhibit Index appears at page 58.

(b) Reports on Form 8-K - Form 8-K dated April 1, 1998 was filed during the third quarter of the period covered by this report and Form 8-K dated September 28, 1998 was filed during the last quarter of the period covered by this report.

(c) The Exhibit Index appears at page 58 which follows the Financial Statements.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report and appears on page 33.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K for the fiscal year ended September 30, 1998, to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  January 13, 1999                  MATTHEWS STUDIO EQUIPMEN GROUP

                                           By:  S/Carlos D. DeMattos
                                                  --------------------
                                                Carlos D. De Mattos
                                                Chairman of the Board, Chief
                                                Executive Officer and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


S/Carlos D. DeMattos                            Chairman of the Board,                        January 13, 1999
-------------------------------------           Chief Executive Officer
Carlos D. De Mattos                             and President

S/Ernst F. Nettmann                             Director, President of Matthews Studio        January 13, 1999
-------------------------------------           Electronics, Inc.
Ernst F. Nettmann

S/Jack Brehm                                    Director                                      January 13, 1999
-------------------------------------
Jack Brehm

S/John H. Donlon                                Director                                      January 13, 1999
-------------------------------------
John H. Donlon

S/Jerome E. Farley                              Director                                      January 13, 1999
-------------------------------------
Jerome E. Farley

S/Benjamin P. Giess                             Director                                      January 13, 1999
-------------------------------------
Benjamin P. Giess

S/John F. Jastrem                               Director                                      January 13, 1999
-------------------------------------
John F. Jastrem

S/John A. Alonzo                                Director                                      January 13, 1999
-------------------------------------
John A. Alonzo

S/Godwin Eruaga                                 Chief Accounting Officer                      January 13, 1999
-------------------------------------
Godwin Eruaga

               Matthews Studio Equipment Group and Subsidiaries
                  Index to Consolidated Financial Statements
                       and Financial Statement Schedule



                                                                       Page No.


Report of Independent Auditors .........................................  34

Consolidated Balance Sheets at September 30, 1998 and 1997 .............  35

Consolidated Statements of Operations for the years ended September 30,
1998, 1997 and 1996 ...................................................   36

Consolidated Statements of Shareholders' Equity for the years ended
September 30, 1998, 1997 and 1996 .....................................   37

Consolidated Statements of Cash Flows for the years ended
September 30, 1998, 1997 and 1996 .....................................   38

Notes to Consolidated Financial Statements ............................   39

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

                        Report of Independent Auditors


Shareholders and Board of Directors
Matthews Studio Equipment Group

We have audited the accompanying consolidated balance sheets of Matthews Studio Equipment Group and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matthews Studio Equipment Group and subsidiaries at September 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         S/Ernst & Young LLP

Los Angeles, California
December 29, 1998

               Matthews Studio Equipment Group and Subsidiaries
                          Consolidated Balance Sheets
                               ($ in thousands)


                                                                                                  September 30,
                                                                                          1998                    1997
                                                                                   ----------------        ----------------
ASSETS:
Current assets:
   Cash and cash equivalents                                                                $   331                 $   393
   Accounts receivable less allowance for
      doubtful accounts of $1,259 in 1998 and $745 in 1997                                    8,981                   9,144
   Current portion of net investment in finance
      and sales-type leases                                                                     353                     829
   Inventories                                                                                3,783                   7,844
   Prepaid expenses and other current assets                                                    536                     923
   Income tax refund receivable                                                               1,045                     645
   Deferred income taxes                                                                        753                     894
                                                                                            -------                 -------
      Total current assets                                                                   15,782                  20,672

Property plant and equipment, net                                                            51,650                  35,187
Net investment in finance and sales-type leases, less current portion                           248                     455
Goodwill less accumulated amortization of $681 in 1998 and $303 in 1997                      23,168                   4,052
Other assets                                                                                  3,538                   1,505
                                                                                            -------                 -------
   Total assets                                                                             $94,386                 $61,871
                                                                                            =======                 =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                                         $ 4,634                 $ 5,241
   Accrued liabilities                                                                        3,946                   2,950
   Current portion of long-term debt and capital lease obligations                            4,687                   2,819
                                                                                            -------                 -------
   Total current liabilities                                                                 13,267                  11,010

Long-term debt and capital lease obligations less current portion                            74,691                  36,715
Deferred income taxes                                                                         3,815                   2,976

Commitments and contingencies

Shareholders' equity
   Preferred stock, no par value, authorized
      1,000,000 shares; issued and outstanding
      one share in 1998 and 1997                                                                  -                       -
      Common stock, no par value, authorized
      20,000,000 shares; issued and outstanding 9,110,000 shares in 1998
      and 10,632,000 shares in 1997                                                           7,144                   6,168
      Retained earnings                                                                       5,051                   5,002
                                                                                            -------                 -------
                                                                                             12,195                  11,170

Less retired common stock  (1,916,450 shares in 1998)                                         9,582                       -
                                                                                            -------                 -------
Total shareholders' equity                                                                    2,613                  11,170
                                                                                            -------                 -------
Total liabilities and shareholders' equity                                                  $94,386                 $61,871
                                                                                            =======                 =======

The accompanying notes are an integral part of these consolidated financial statements.

               Matthews Studio Equipment Group and Subsidiaries
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                                            Year ended September 30,
                                                                       1998           1997           1996
                                                                     ---------      ---------      --------
Revenues from rental operations                                       $33,317        $25,589        $14,125
Net product sales                                                      27,954         20,769         16,079
                                                                      -------        -------        -------
                                                                       61,271         46,358         30,204
Costs and expenses:
   Cost of rental operations                                           20,274         14,519          8,016
   Cost of product sales                                               19,184         14,081         10,257
   Selling, general and administrative                                 20,801         12,629          8,849
   Interest, net                                                        5,801          2,675          2,044
                                                                      -------        -------        -------
                                                                       66,060         43,904         29,166
                                                                      -------        -------        -------
   Income (loss) from operations                                       (4,789)         2,454          1,038
   Gain on sale of manufacturing subsidiary                             3,963       -                     -
                                                                      -------        -------        -------
   Income (loss) before income taxes and extraordinary item              (826)         2,454          1,038
   Income tax provision (benefit)                                        (875)           748             35
                                                                      -------        -------        -------
   Income before extraordinary item                                        49          1,706          1,003
   Extraordinary loss on early extinguishment of debt - net
    of income tax benefit of $130                                           -           (194)             -
                                                                      -------        -------        -------
Net income                                                            $    49        $ 1,512        $ 1,003
                                                                      =======        =======        =======

Income per common share - basic:
   Income before extraordinary item                                   $  0.00        $  0.16        $  0.10
   Extraordinary loss                                                       -          (0.02)             -
                                                                      -------        -------        -------
   Net income per share                                               $  0.00           0.14        $  0.10
                                                                      =======        =======        =======

Income per common share - diluted:
   Income before extraordinary item                                   $  0.00        $  0.15        $  0.10
   Extraordinary loss                                                       -          (0.02)             -
                                                                      -------        -------        -------
   Net income per share                                               $  0.00        $  0.13        $  0.10
                                                                      =======        =======        =======

   Weighted average number of common shares outstanding:
   Basic                                                               10,848         10,456         10,328
                                                                      =======        =======        =======
   Diluted                                                             12,223         11,108         10,330
                                                                      =======        =======        =======



The accompanying notes are an integral part of these consolidated financial statements.

               Matthews Studio Equipment Group and Subsidiaries
                Consolidated Statements of Shareholders' Equity
                                (in thousands)



                                                                    Common Stock
                                                                   -------------
                                                                                                   Retired
                                                                Number of              Retained    Common
                                                                  shares     Amount    Earnings     Stock      Total
                                                                ----------   -------   --------   ---------   --------
Balance at September 30, 1995                                      10,314     $5,567     $2,487   $  -        $ 8,054
   Exercise of stock options and warrants                              17         17          -          -         17
   Net income                                                           -          -      1,003          -      1,003
                                                                   ------     ------     ------   --------    -------
Balance at September 30, 1996                                      10,331      5,584      3,490          -      9,074
   Exercise of stock options and warrants                              15         24          -          -         24
   Issuance of common stock in
       connection with the acquisition of
       Duke City Video, Inc.                                          286        560          -          -        560
       Net income                                                       -          -      1,512          -      1,512
                                                                   ------     ------     ------   --------    -------
Balance at September 30, 1997                                      10,632      6,168      5,002          -     11,170
Exercise of stock options and warrants                                 44         92          -          -         92
Issuance of common stock in
   connection with the acquisition of
   Haehnle Dwertman, Inc.                                             350        884          -          -        884
        Retired Shares                                             (1,916)         -          -     (9,582)    (9,582)
        Net income                                                      -          -         49          -         49
                                                                   ------     ------     ------   --------    -------
Balance at September 30, 1998                                       9,110     $7,144     $5,051    $(9,582)   $ 2,613
                                                                   ======     ======     ======   ========    =======


The accompanying notes are an integral part of these financial statements.

               Matthews Studio Equipment Group and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (in thousands)


                                                                         Year ended September 30,
                                                                           1998      1997       1996
                                                                       --------   -------    -------
Operating activities:
Net income                                                            $     49    $ 1,512    $ 1,003
Adjustments to reconcile net income to net cash
        provided by operating activities:
          Provision for doubtful accounts                                  562        269        295
          Depreciation and amortization
           of property, plant and equipment                              8,301      4,567      2,839
          Amortization of intangibles                                      735        136         57
          Deferred income taxes                                           (834)       404          -
          Gain on sale of assets                                          (442)      (330)      (298)
          Gain on sale of manufacturing operations                      (3,963)         -          -
          Extraordinary loss on early extinguishment of debt                 -        194          -
          Changes in operating assets and liabilities
           net of effects from acquisitions and disposition:
                  Accounts receivable                                   (1,385)    (2,037)    (1,402)
                  Inventories                                           (1,057)    (2,365)      (406)
                  Net investment in leases                                 683        397        697
                  Prepaids and other assets                              1,135       (633)        73
                  Income tax refund receivable                             163       (645)       252
                  Accounts payable and accrued liabilities                 722        747      1,588
                                                                      --------    -------    -------
Net cash provided by operating activities                                4,669      2,216      4,698

Investing activities:
Payment for acquisitions                                               (30,770)      (437)         -
Purchase of property and equipment                                     (12,290)    (9,660)    (6,905)
Proceeds from sale of property and equipment                               640        621      1,116
                                                                      --------    -------    -------
Net cash used in investing activities                                  (42,420)    (9,476)    (5,789)

Financing activities:
Proceeds from exercise of stock options                                     92         24         17
Proceeds from borrowings                                                41,605     14,065      1,098
Repayment of borrowings                                                 (4,008)    (6,898)         -
                                                                      --------    -------    -------
Net cash provided by financing activities                               37,689      7,191      1,115

Net increase (decrease) in cash and cash equivalents                       (62)       (69)        24

Cash and cash equivalents at beginning of period                           393        462        438
                                                                      --------    -------    -------
Cash and cash equivalents at end of period                            $    331    $   393    $   462
                                                                      ========    =======    =======

Schedule of non-cash investing and financing  transactions:
   Capital lease obligations incurred                                 $    775    $   160    $   143
   Common stock issued for acquired companies                              884        560          -

Additional disclosures - Cash paid during year for:
                   Interest                                           $  5,268    $ 2,495    $ 1,878
                   Income taxes                                             68        853         47


The accompanying notes are an integral part of these consolidated financial statements.

               Matthews Studio Equipment Group and Subsidiaries
                  Notes to Consolidated Financial Statements


1.   Business and Acquisitions

Business - Matthews Studio Equipment Group (the "Company") sells, leases and rents audio, video, theatrical, film and production equipment and accessories, to the motion picture, television, corporate, theatrical, video and photography industries. The Company operates in one business segment and provides, as a single source, the necessary production equipment which is otherwise only available by using many different suppliers. The Company supplies equipment such as lights, grip lighting supports, professional video equipment, camera mounts, tripods, pedestals, fluid heads, camera dollies, portable camera cranes, power generators and production trucks. In addition, the Company has fully operational and equipment supplied soundstages and studios.

Acquisitions - Effective January 1, 1997, the Company purchased the assets and business of Media Lighting Supply, Inc., a lighting supply company in Miami, Florida. This was merged into Matthews Studio Sales Inc. a newly formed entity in September, 1998. The acquisition was accounted for under the purchase method of accounting for business combinations. The acquisition was made for cash of $425,000. In addition, the Company incurred debt of $1,505,000 related to the transaction. Cash of $200,000 was paid on closing, with the remaining portion of the purchase price becoming due in installments of $100,000, $100,000 and $25,000 on the first, second and third anniversaries of the closing, respectively. The first anniversary installment was paid during fiscal 1998.

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

Effective June 1, 1997, the Company purchased the assets and business of Centerline Stage & Studio Lighting, Inc. of Tempe, Arizona. The acquisition was accounted for under the purchase method of accounting for business combinations. The acquisition was made for cash of $382,000 of which $237,000 was paid on closing, with the remaining portion of the purchase price becoming due on January 1, 1999. In addition, the Company assumed debt of $164,000 related to the transaction.

In respect of the acquisitions effected during fiscal year 1997 (the "1997 Acquisitions"), goodwill amounted to $4,074,000, and the fair market value of assets acquired was $13,091,000. The fair value of liabilities assumed in connection with those acquisitions was $16,168,000.

Effective October 1, 1997, the Company purchased the assets and business of Haehnle Dwertman, Inc. ("HDI"), a grip, lighting and video camera rental company in Covington, Kentucky and Cincinnati, Ohio. The acquisition was accounted for under the purchase method of accounting for business combinations. The acquisition was made for cash of $800,000 and 350,000 restricted and unregistered shares of the Company's common stock in exchange for all of the common stock of HDI, in a transaction exempt from registration under the Securities Act of 1933. In addition, the Company assumed debt of $1,558,000 relating to the transaction.

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


1.   Business and Acquisitions (continued)

As part of the acquisition, the Company entered into real estate leases with an affiliate of HDI, for facilities in Covington, Kentucky and Cincinnati, Ohio from which HDI's business was conducted. The Company is continuing to operate the business acquired from HDI at those facilities.

Effective November 1, 1997, the Company purchased the assets and business of Olesen, a theatrical supply company in Hollywood, California. The acquisition was accounted for under the purchase method of accounting for business combinations. The acquisition was made for cash of $1,450,000 of which $1,000,000 of cash was paid on closing, with the remaining portion of the purchase price becoming due in two equal installments on October 31, 1998 and October 31, 1999. In addition, the Company assumed debt of $692,000 relating to the transaction. As part of the acquisition, the Company entered into real estate leases with an affiliate of Olesen, for facilities located in Hollywood, California, from which Olesen's business was conducted. The Company is continuing to operate the business acquired from Olesen from those facilities. The first installment of $225,000 was paid in October 1998.

Effective April 1, 1998, the Company purchased the assets and business of Four Star Holding, Inc. ("Four Star"), a holding company which owns 100% of Four Star Lighting, Inc. The acquisition was accounted for under the purchase method of accounting for business combinations. Four Star provides rentals of lighting and other equipment for use in theatrical productions. Pursuant to a stock purchase agreement, in exchange for all of the capital stock of Four Star, the Company paid $18,421,000 in cash to the shareholders of Four Star and $9,104,000 in cash to reduce the long-term debt of Four Star. In addition, the Company assumed debt of $1,907,000 relating to the transaction. Four Star has operations in Mount Vernon, New York. It is continuing its business and operations as a wholly-owned subsidiary of the Company.

In respect to the acquisitions made during fiscal year 1998, the excess of purchase price over the fair market value of net assets acquired amounted to $19,089,000 and was recorded as goodwill. The fair market value of assets acquired was $15,387,000 and the fair value of liabilities assumed in connection with these acquisitions was $4,157,000.

The Company's other operating subsidiaries include Hollywood Rental Company, LLC ("HRC"), Matthews Studio Electronics, Inc. ("Studio Electronics") and Matthews Acceptance Corporation ("MAC"), each of which is wholly owned by the Company. HRC supplies the motion picture and television industry with a diverse range of production equipment, specializing in lighting and grip equipment, power generators and production trucks on a rental basic. HRC is the successor by merger to Hollywood Rental Co., Inc. through an internal reorganization, with HRC having succeeded to all of the business, assets and liabilities of Hollywood Rental Co., Inc. Studio Electronics manufactures and rents Cam-Remote(R) and Mini-Mote(R) C.A.T. Systems (the "Systems") under short-term rental and long-term lease arrangements. MAC is engaged in the leasing of equipment on a long term basis. MAC generally purchases equipment selected by a lessee and rents such equipment to the lessee on a long term basis.

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


2.  Accounting Policies

Principles of Consolidation - The financial statements include the accounts of the Company and its subsidiaries as of the respective date each subsidiary was acquired. All significant intercompany balances and transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The carrying value of these instruments approximates market value because of their short maturity.

Concentration of Credit Risk - The Company's customers are located around the world and are principally engaged in motion picture and television production, theatrical production, corporate video, commercial photography, or in providing rental equipment to companies in these industries. The Company generally sells on credit terms of 30 days and does not require collateral, except for items sold under capital leases in which it retains a security interest. The Company rents equipment under short-term operating leases on credit terms of generally 30 days and retains a security interest.

For the fiscal year ended September 30, 1997, a single rental customer accounted for approximately 10.9% of total revenues.

Fair Values of Financial Instruments - The Statement of Financial Accounting Standards No. 107 "Disclosure About Fair Value of Financial Instruments" ("SFAS No. 107") requires disclosure of fair value information about most financial instruments both on and off the balance sheet, if it is practicable to estimate. SFAS No. 107 excludes certain financial instruments such as certain insurance contracts and all non-financial instruments from its disclosure requirements. A financial instrument is defined as a contractual obligation that ultimately ends with the delivery of cash or an ownership interest in an entity. Disclosure regarding the fair value of financial instruments is derived using external market sources, estimates using present value or other valuation techniques. Cash, accounts receivable, accounts payable, accrued and other liabilities and short-term revolving credit agreements and variable rate long-term debt instruments approximate their fair value.

Inventories - Inventories are principally stated at the lower of first-in, first-out cost or market.

Other Assets - The Company purchased the grip and lighting equipment of Disney Production Services, Inc. ("DPS") in June 1998, and concurrently entered into an agreement to operate equipment rental and supply departments at certain DPS locations. In connection with these transactions, the Company paid $1,500,000 for the right to operate the equipment rental and supply departments at DPS locations and has capitalized this amount as a deferred asset to be amortized over the seven-year term of the agreement. Also, included in other assets are loan fees that are being amortized as interest expense over the term of the bank facility.

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


2.  Accounting Policies (continued)

Goodwill - Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method, generally over 25 years. Useful lives are determined on a case by case basis for each business acquired. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on estimated undiscounted cash flows of the Company over the remaining amortization period, the Company's carrying value would be reduced by the estimated shortfall of discounted cash flows.

Marketing and Advertising Expenses - Marketing expenses (including trade show and catalogue costs) are capitalized as prepaid expenses and amortized over six to twenty-four-month periods. The marketing expenses, including amortization of capitalized costs, for the years ended September 30, 1998, 1997 and 1996 were $384,000, $409,000, and $234,000. respectively. The advertising expenses (including media advertising and promotions) for the years ended September 30, 1998, 1997 and 1996 were $335,000, $175,000 and $139,000, respectively.

Property and Equipment - Property and equipment, including items purchased under capital leases, are recorded at cost. Costs incurred for major renewals and betterments that extend the useful life of the assets are capitalized, whereas repair and maintenance costs are charged to expense as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets as follows:


     Rental equipment                 5 - 10 years


     Buildings and improvements       10 - 40 years


     Other                            5 - 10 years


Leasehold improvements are amortized over the estimated useful lives, or the term of the related leases, for improvements, whichever is shorter.

Revenue Recognition - The Company recognizes revenue from rentals under operating leases in the week in which they are earned and recognizes product sales upon shipment.

Per Share Data - During the year ended September 30, 1998, the Company adopted the statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which established standards for computing and presenting earnings per share ("EPS") for publicly-held common stock or potential common stock. SFAS No. 128 supersedes the standards for computing earnings per share previously found in APB opinion No. 15 "Earnings per Share" and simplifies the
standards for computing earnings per share.   In addition, SFAS No. 128 replaces
the presentation of primary earnings per share with a presentation of basic earnings per share, requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator on the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. All periods presented reflect the adoption of SFAS No. 128 and the impact on amounts previously reported was not material.

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


2.  Accounting Policies (continued)

Income Taxes - The Company utilizes the liability method to determine the provision for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. For the years ended September 30, 1997 and 1996 income tax expense was reduced as a result of recognition of net operating loss carryforwards which were reserved in prior years due to uncertainty of realization.

Long-Lived Assets - Long-lived assets used in operations are reviewed periodically to determine that the carrying values are not impaired and if indicators of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded.

Financial Statement Presentation - Certain balances from the September 30, 1997 and 1996 financial statements have been reclassified to conform to the September 30, 1998 presentation.

New Accounting Principles

Comprehensive Income - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components (revenue, expenses, gains and losses) in financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statements that is displayed with same prominence as other financial statements. It is effective for fiscal years beginning after December 15, 1997. The Company adopted this new standard in fiscal year 1998, and has determined that such new standard has no impact on the Company's financial statements.

Segment Reporting - In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information " ("SFAS 131"). This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. It is effective for fiscal years beginning after December 15, 1997. The Company adopted this new standard in fiscal year 1998, and has determined that such new standard has no impact on its financial statements.

In June 1998, the FASB issued No. 133, "Accounting for Derivative Instruments and Hedging Activities"("SFAS 133"). This statement requires that all derivative instruments to be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated a part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2000. The company is in the process of determining the impact of this new standard and anticipates that it will not have a material impact on the Company's financial results when effective.

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


3.   Earnings per Share

The following is a reconciliation of the computations for basic and diluted EPS (in thousands, except per share data):


                                                        For the Year Ended September 30,
                                                        --------------------------------
                                               1998                                                 1997
                             --------------------------------------------------------------------------------------
                               Income         Shares       Per-Share         Income         Shares       Per-Share
                             (Numerator)   (Denominator)     Amount        (Numerator)   (Denominator)     Amount
                             -----------   -------------   ----------      -----------   -------------   ----------
Basic EPS:
Income available
to common stockholders              $49          10,848         $0.00          $1,512          10,456         $0.14
                                                                =====                                         =====

Effect of dilutive
options and warrants                  -           1,376                             -             652
                                    ---          ------                        ------          ------

Diluted EPS:
Income available to
common stockholders and
 assumed conversions                $49          12,223         $0.00          $1,512          11,108         $0.13
                                    ===          ======         =====          ======          ======         =====

                                        For the Year Ended September 30, 1996
                                        -------------------------------------

                                   Income               Shares            Per -Share
                                 (Numerator)        (Denominator)           Amount
                              -----------------   ------------------   ----------------
Basic EPS:
Income available
to common stockholders                  $1,003               10,328               $0.10
                                                                                  =====

Effect of dilutive
options and warrants                         -                    2
                                        ------               ------

Diluted EPS:
Income available to
common stockholders and
assumed conversions                     $1,003               10,330               $0.10
                                        ======               ======               =====


Options to purchase 162,000 shares of common stock at a range of $4.13 to $4.74 per share, and 673,000 shares of common stock at a range of $3.00 to $4.38 per share, and 3,300,000 shares of common stock at a range of $2.20 to $4.13 per share, for the year ended September 30, 1998, 1997 and 1996, respectively, were outstanding during the periods yet excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock.

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


4.   Inventories

Inventories consist of the following (in thousands):

                                                                              September 30,
                                                            1998                                          1997
                                                 ----------------------------------------------------------------------

Raw materials and work in process                          $     -                                         $2,388
Finished Goods                                               3,783                                          5,456
                                                            ------                                         ------
                                                            $3,783                                         $7,844
                                                            ======                                         ======


5. Property, Plant and Equipment

The following is a summary of property, plant and equipment (in thousands):

                                                            September 30,
                                                         1998         1997
                                                         ----         ----

   Rental equipment                                     $71,550         $47,169
   Manufacturing equipment and tooling                       99           1,952
   Office furniture and equipment                         3,421           3,627
   Land and building                                      1,554           2,131
   Leasehold improvements                                 1,181           1,112
                                                        -------         -------
                                                         77,805          55,991
   Less accumulated depreciation and amortization
     (including $23,633 and $16,530 in 1998 & 1997,
     respectively, for rental equipment)                 26,155          20,804
                                                        -------         -------

   Property and equipment, net                          $51,650         $35,187
                                                        =======         =======


Amortization of capital leases is included in depreciation expense Property Plan E and equipment also includes the following assets recorded under capital leases. (in thousands):

                                                                                            September 30,
                                                                                  1998                       1997
                                                                                 -----------------------------------
Property and equipment                                                            $6,079                      $5,933
Less accumulated amortization                                                     $1,645                      $  742
                                                                                  ------                      ------
                                                                                  $4,434                      $5,191
                                                                                  ======                      ======

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


6. Gain on Sale of Manufacturing Subsidiary

In September 1998, the Company transferred all of the shares of stock of its subsidiary Matthews Studio Equipment, Inc. which designed and manufactured equipment and accessories for lighting support and lighting control to Phillips Associates, an entity owned by a trust controlled by a former shareholder and director of the Company, in exchange for 1,916,450 shares of the Company's common stock and assumption of $5,000,000 of the Company's bank debt. As a result of this transaction, the Company recorded a gain of $3,963,000. The Company's results of operations included net sales and operating income of $13,452,000 and $763,000, in 1998 respectively, and $12,689,000 and $424,000 in 1997, and $11,489,000 and $672,000 in 1996 from this manufacturing subsidiary.

7.    Net Investment in Leases

Finance and Sales Type Leases - The Company's net investment in finance and sales-type leases consists of the following (in thousands):

                                                                                   September 30,
                                                                     1998                                1997
                                                                    ---------------------------------------------
Minimum lease payments receivable                                      $ 668                           $1,398
Unearned income                                                          (67)                            (114)
                                                                       -----                           ------
Net investment in leases,
       including current portion of $353 in 1998
        and $829 in 1997                                               $ 601                           $1,284
                                                                       =====                           ======


Future annual minimum lease payments receivable under finance and sales-type leases are as follows at September 30, 1998 (in thousands):

     1999                                            $374
     2000                                             117
     2001                                              56
     2002                                              53
     2003 and thereafter                               68
                                                     ----
                                                     $668
                                                     ====

Any unguaranteed residual value of leased property at the end of the lease term under finance leases accrues to the benefit of the Company.

Operating Leases - The Company is the lessor of equipment and accessories used in the film, video, television, corporate, commercial photography and theatrical production industries. Such leases generally range from one day to several weeks, with certain rentals of several months. Substantially all of the leases are non-cancelable.

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


8.   Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                                                       September 30,
                                                                               1998                            1997
                                                                               ----                            ----
Revolving Credit Loan                                                           $54,227                        $28,622
Term Note                                                                        16,000                              -
Senior subordinated notes                                                           100                            100
                                                                                -------                        -------
                                                                                 70,327                         28,722
Bank and vendor notes payable, partially collateralized by
     land, building, vehicles and equipment, payable in monthly installments, with interest at approximately 6.4% to 10.4%
      due through 2016                                                            3,131                          3,830
Capital lease obligations, with interest at approximately
             6.5% to 22.6% due through 2002                                       4,615                          6,026
Notes payable to related parties, interest at 8% to 8.75%                         1,305                            956
                                                                                -------                        -------
                                                                                 79,378                         39,534
Less current portion                                                              4,687                          2,819
                                                                                -------                        -------
                                                                                $74,691                        $36,715
                                                                                =======                        =======

The aggregate annual maturities of long-term debt and payments on capital leases consist of the following at September 30, 1998 (in thousands):

                                                    Long-Term               Capital
                                                       Debt                  Leases
                                                       ----                  ------
1999                                                  $ 2,562                 $2,322
2000                                                    4,017                  1,803
2001                                                    3,098                    933
2002                                                   62,733                    350
2003                                                      103                    227
and thereafter                                          2,250                      -
                                                      -------                 ------
                                                       74,763                  5,635
Less amounts representing interest on                                         $1,020
 capital leases                                                               ------
Present value of net minimum lease payments
(including current portion of $2,125)                                         $4,615
                                                                              ======

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


8.   Long-Term Debt (continued)

The Chase Bank Facility - On July 27, 1995, the Company and its then principal subsidiaries (the "Borrowers") entered into an agreement for a senior secured revolving credit facility with The Chase Manhattan Bank, as agent for the lenders ("Chase Bank") in an aggregate principal amount of up to $17 million (the "Chase Facility"). This facility has been subsequently expanded and amended several times to provide additional funds for acquisitions and growth and to reflect the impact of those acquisitions, the divestiture of the manufacturing operations and changing economic conditions.

At September 30, 1998 the Chase Facility included a $16,000,000 term loan and $64,000,000 revolving credit loan. The term loan requires quarterly principal payments of $500,000 commencing December 31, 1998, such payment having been made by the Company, and increasing to $750,000 commencing December 31, 1999 with the balance due at maturity.

Interest is payable quarterly and accrues at a rate, depending on the Company's leverage ratio as defined in the Chase Facility, and at the Company's option at either (a) LIBOR plus a maximum of 3.25% or (b) the greater of (i) Chase Bank's Prime Rate plus a maximum of 1.25%, (ii) the Base CD Rate (as determined by Chase Bank) plus a maximum of 2.25% or (iii) the Federal Funds Effective Rate plus a maximum of 1.75%. In addition, the Company pays a fee ranging from three-eighths of one percent to one-half of one percent on the unused credit commitment.

The Chase Facility matures August 14, 2002, prohibits the payment of cash dividends and requires the Company to maintain certain levels of net worth and, on a quarterly basis, certain levels of EBITDA (earnings before interest, taxes, depreciation and amortization), and to meet several financial ratios (including interest coverage, leverage and debt service coverage ratios as defined in the agreement). The Chase Facility provides for annual capital expenditure limitations.

Borrowings under the Chase Facility by any of the Borrowers are cross-collateralized pursuant to a security agreement in which the Borrowers have granted Chase Bank a first priority lien and security interest in substantially all of their respective assets. In January 1999, in connection with the issuance of $3,000,000 letter of credit by ING in favor of the lenders, (see below) the Company again amended the Chase Facility. As a result, the revolving credit loan was reduced to $61,000,000, the covenants were modified for fiscal 1999 and the effects of prior defaults were eliminated either through waiver or modification of certain covenants.

ING Subordinated Debt - In July 1995, the Company entered into a purchase agreement (the "Purchase Agreement") with ING Equity Partners, L.P. I ("ING"), pursuant to which the Company sold to ING for a total purchase price of $5 million (i) its senior subordinated promissory notes in the aggregate principal amount of $5 million, bearing interest at an initial rate of 10% per annum, (ii) a common stock purchase warrant (the "ING Warrant") entitling ING to purchase 2,322,464 of the Company's outstanding shares of common stock at an initial purchase price per share of $2.50 and having certain antidilutive rights and
(iii) one share of preferred stock of the Company entitling ING to voting rights with respect to the number of shares underlying the ING Warrant. The ING Warrant required an adjustment of the exercise price to $2.00 per share if the Company did not complete a public offering of its common stock at a price of at least $2.50 per share with net proceeds to the Company of at least $10 million by December 31, 1999 (a "Qualifying Offering").

As amended in April 1996, the Purchase Agreement provided for a $100,000 subordinated note maturing July 27, 2005, and a $4,900,000 subordinated note maturing July 27, 2000, and the share of preferred

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


Long-Term Debt (continued)

stock issued to ING was amended to provide voting rights only in the event of a default under the Purchase Agreement. On September 29, 1997, the Company prepaid the $4,900,000 subordinated note. In connection with this prepayment, the Company and ING extended the date for the Qualifying Offering to December 31, 1999. In the fourth quarter of 1997, the Company incurred an extraordinary loss on the extinguishment of the ING debt of $324,000, before the related tax benefit of $130,000.

The Purchase Agreement is being amended to reset financial covenants, including annual capital expenditure limits and acquisition limits, to be similar to those required under the Chase Facility.

Interest on the remaining $100,000 subordinated note is at the rate of 10.00% until its maturity.

As part of the transaction with ING, the Company in July 1995 also entered into a registration rights agreement (the "Registration Rights Agreement") with ING and Sutro & Co., Incorporated ("Sutro"), which acted as the Company's investment bankers in connection with the transaction, entitling the holders of the ING Warrant and the common stock purchase warrant issued to Sutro (for the purchase of up to 100,000 shares of common stock of the Company), to certain piggy back registration rights with respect to the shares of common stock issuable upon exercise of these warrants, as well as any shares of common stock subsequently acquired by ING. The Registration Rights Agreement also grants ING the right to require the Company to file a shelf registration statement with respect to the sale from time to time of 1.4 million shares of common stock of the Company acquired by ING from a former employee of the Company.

In addition, as part of the transaction with ING, in July 1995 the Company, Carlos D. DeMattos and Edward Phillips and their affiliates ("Management Shareholders") entered into a Stockholders' Agreement with ING (the "Stockholders Agreement") pursuant to which the Company and the Management Shareholders agreed to nominate and vote for the election of two representatives of ING to the Board of Directors of the Company, the number of members of which would be set at nine. The Stockholders Agreement also contains certain restrictions on the transfer of shares held by ING and the Management Shareholders. In addition, the Stockholders Agreement was amended in April 1996 to provide that the obligations of the Management Shareholders to vote for ING nominees for the Company's Board of Directors, and the obligation of the Company to nominate such ING nominees would extend to July 27, 2005, unless a change in control or certain public offering of the Company's common stock, as described in the Stockholders Agreement, occurs, in which case those obligations will terminate.

As part of the January 1999 amendment to the Chase Facility, ING caused ING (U.S.) Capital LLC to issue in favor of the lenders under the Chase Facility a $3 million letter of credit. The letter of credit expires December 31, 2000. The lenders may draw on the letter of credit only in the event the Company files for bankruptcy protection or, due to a default under the Chase Facility, the lenders elect to declare all outstanding term and revolving credit loans immediately due and payable and to terminate the facility. The Company and its subsidiaries entered into a Reimbursement Agreement in favor of ING and granted to ING a subordinated security interest in substantially all of their respective assets. Pursuant to the Reimbursement Agreement, the Company and its subsidiaries are obligated to reimburse ING for any amounts paid by ING to ING (U.S.) Capital LLC by reason of a draw on the letter of credit.

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


As consideration for ING's procurement of the letter of credit, the Company issued to ING warrants to purchase 450,000 shares of the Company's common stock at an exercise price of $2.50 per share. These warrants have antidilutive rights similar to those available to ING under the ING Warrant, but the exercise price is not subject to decrease due to failure to complete the Qualifying Offering. Also the one share of preferred stock issued to ING does not accord voting rights with respect to the number of shares underlying these warrants. These warrants are entitled to the benefits of and subject to the restrictions under the Registration Rights Agreement and the Stockholders Agreement.

Warrants to purchase 150,000 shares will be automatically canceled in the event the lenders release the letter of credit on or before December 31, 1999. The lenders are obligated to release the letter of credit if the Company achieves in any fiscal quarter, leverage ratio of 4.50 or less and has an availability for revolving credit loans under the Chase Facility of $2,000,000.


9.  Income Taxes

Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                                              September 30,
                                                                                  1998                            1997
                                                                                  ----                            ----
Deferred tax liabilities:
    Tax depreciation in excess of book depreciation                               $6,043                          $3,773
    Leasing income                                                                   420                             551
    Other                                                                            153                              98
                                                                                  ------                          ------
Total deferred tax liabilities                                                     6,616                           4,422

Deferred tax assets:
     Net operating loss carryforwards                                              2,575                             560
     Alternative minimum tax credit carryforwards                                    830                             862
     ITC credit carryforwards                                                        148                             148
     Allowance for doubtful accounts receivable                                      471                             237
     Excess of tax basis over financial statement
          basis of inventory                                                         153                             347
     Other accruals                                                                   12                             258
     Valuation allowance                                                            (635)                            (72)
                                                                                  ------                          ------
Total deferred tax assets                                                          3,554                           2,340
                                                                                  ------                          ------
Net deferred tax liabilities                                                      $3,062                          $2,082
                                                                                  ======                          ======

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


9.  Income Taxes (continued)

The provision (benefit) for income taxes on income before extraordinary item is as follows (in thousands):

                                                                 September 30,
                                                          1998                  1997                1996
                                                          -----                -----               -----
Current:
          Federal                                        $   -                   $ 209               $  25
          State                                             18                     135                  10
                                                        ------                   -----               -----
                                                            18                     344                  35

Deferred:
          Federal                                         (730)                    335                  -
          State                                           (163)                     69                  -
                                                        ------                   -----               -----
                                                          (893)                    404                  -
                                                        ------                   -----               -----
                                                         $(875)                  $ 748               $  35
                                                         =====                   =====               =====


The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) for income, before extraordinary item, is ($ in thousands):


                                                        For the Year Ended September 30,
                                                 1998                  1997                 1996
                                                 -----                 ----                 ----
                                           Amount    Percent    Amount    Percent    Amount    Percent
                                          --------   --------   -------   --------   -------   --------
Tax at U.S. statutory rate                $  (281)      (34)%    $ 834         34%    $ 353         34%
State income taxes, net of
   federal tax benefit                        (96)      (12)       147          6         -          -
Tax free gain on sale of
   manufacturing subsidiary                (1,347)     (163)         -          -         -          -
Permanent differences                         305        37         37          1        41          4
Increase (decrease) in valuation
   allowance on NOL carryforwards             563        68       (264)       (11)     (458)       (44)
AMT rate differences
   (carryforwards)                              -         -          -          -        35          3
Provision to return items:
   Additional depreciation                      -         -          -          -        20          2
   Tax effect of Electronics
     dissolution                                -         -          -          -        31          3
   Other                                        -         -                              13          1
Other - net                                   (19)       (2)        (6)         -         -          -
                                          -------      ----      -----        ---     -----        ---
                                          $  (875)     (106)%    $ 748         30%    $  35          3%
                                          =======      ====      =====        ===     =====        ===


At September 30, 1998, the Company has alternative minimum tax credit carryforwards, with no expiration date, of $715,000, and Federal net operating loss carryforwards of approximately $6,881,000, that expire principally in the year 2013.

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


10.   Shareholders' Equity

At September 30, 1998, the Company had the following warrants and stock options outstanding for the purchase of its common stock:

                                                                            NUMBER OF
DESCRIPTION                                EXPIRATION DATE               SHARES ISSUABLE           EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------------

ING Warrants                       September 2005                              2,322,464              $      2.50
Sutro Warrants                     September 2005                                100,000              $      2.50
Other Warrants                     September 1998 to May 2002                    115,000              $2.75-$4.13
1989 Plan Options.                 February 1999                                 202,400              $1.00-$3.75
1994 Plan Options.                 March 2004                                  1,101,950              $2.00-$4.74
1994 Directors' Plan Options       March 2005                                    110,000              $2.00-$4.13
Options outside of Plans           June 2005                                     215,000              $      3.00
                                                                               ---------
Total number of common
   shares issuable                                                             4,166,814
                                                                               =========

Warrants - In connection with the ING transaction (see Note 8), the Company issued the ING Warrant to ING for the purchase of 2,322,464 shares of common stock (subject to certain antidilution rights) at an initial purchase price of $2.50 per share, which expires July 27, 2005. As amended, the ING Warrant requires an adjustment of the warrant exercise price to $2.00 per share if the Company does not complete a public offering of its common stock at a price of at least $2.50 per share with net proceeds to the Company of at least $10 million
by December 31, 1999.   And, as part of the same July 27, 1995 transaction, the
Company issued a warrant to Sutro & Co. for the purchase of 100,000 shares of common stock at $2.50 per share (the "Sutro Warrant") subject to certain antidilutive provisions similar to those granted to ING. During fiscal 1991 the Company issued a warrant to Princeton Securities for the purchase of 50,000 shares of common stock at $3.44 per share. The Company has also issued warrants to the owner of an entity with whom the Company has established a marketing arrangement.

Stock Options - At September 30, 1998, the Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation", the Company's net loss and earnings per share on a pro forma basis for the year ended September 30, 1998, would have been as indicated below (in thousands, except per share data):

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


10.   Shareholders' Equity (continued)

     Net income (loss)
                As reported                      $ 49
                Pro forma                         (75)

     Net income (loss) per share,
     basic and diluted
                As reported                      $0.00
                Pro forma                        (0.01)

Pro forma information regarding net income and earnings per share is required by the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions, respectively: risk-free interest rate of 6.5%; dividend yields of 0%; expected volatility of 0.3% to 0.5%; and expected lives of the options from 3 to 5 years. Pro forma information regarding net income and earnings per share has not been presented for the fiscal years 1997 and 1996, because the effect of the employee stock options grants was immaterial.

The 1989 Stock Option Plan (the "1989 Plan") provides for the grant of incentive and non-qualified options to purchase up to 1,000,000 shares of common stock. The Stock Option Committee of the Board of Directors determines the number of shares, date of grant, exercise price, when the options become exercisable and expiration date of each grant. The exercise price of incentive stock options cannot be less than the fair market value of the shares at the grant date. The outstanding options are generally exercisable 20% a year commencing one year after date of grant.

In 1994, the Board of Directors adopted, and the shareholders approved, the 1994 Stock Option Plan (the "1994 Plan") and the 1994 Stock Option Plan for Directors (the "1994 Directors Plan"). Both plans are administered by a committee of the Board of Directors and terminate in March 2004.

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

The 1994 Directors Plan provides for the granting of options to purchase up to 300,000 shares of common stock. As of the date of each Annual Meeting of Shareholders, non-employee directors who have not previously received a grant under the 1994 Directors Plan, will receive an option to purchase 15,000 shares of common stock. Such shares are exercisable ratably 6, 24 and 36 months after the grant date, and at the fair market value of the shares at the grant date. During 1998, 1997 and 1996, no options were exercised under the 1994 Directors Plan.

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


10.   Shareholders' Equity (continued)

The following summarizes the option activity related to the plans:

                                                             1998                                        1997
                                               --------------------------------           -----------------------------------
                                                                    WEIGHTED                                     WEIGHTED
                                                                    AVERAGE                                       AVERAGE
                                                   SHARES           EXERCISE                   SHARES            EXERCISE
                DESCRIPTION                        (000'S)           PRICE                     (000'S)             PRICE
--------------------------------------------   ---------------   --------------           -----------------   ---------------
Fixed Options:
Outstanding, at beginning of year                      $1,209        $     2.44                        870         $     2.37
Granted                                                   337        $     4.09                        388         $     2.65
Exercised                                                 (44)       $     2.08                        (15)        $     1.64
Forfeited                                                 (88)       $     2.72                        (34)        $     3.02
                                                       ------                                        -----
Outstanding at end of year                             $1,414        $     2.83                      1,209         $     2.44
                                                       ======                                        =====

Options exercisable at year-end                        $  748        $     2.62                        622         $     2.47
                                                       ======        ==========                     ======         ==========
Weighted average fair value of exercisable                                                                         $     0.90
                                                                                                                   ==========
 options at year-end                                                 $     1.12
                                                                     ==========


The weighted average remaining contract life of the plan options was 4.6 years as of September 30, 1998.

At September 30, 1998, the range of prices of exercisable options under the plans were $1.00 to $4.38.

In addition to options under the Plans, the Company also issued options outside of these Plans to Carlos D. DeMattos, Edward Phillips and ING during fiscal 1995. During 1998, 1997 and 1996, none of these options were exercised. However, in connection with sale of the manufacturing subsidiary to Phillips Associates, 200,000 of these options were terminated.

At September 30, 1998, the Company has adequately reserved common shares to cover all outstanding options and warrants.


11.  Commitments and Contingencies

The Company leases certain of its facilities under non-cancelable operating leases with companies owned by certain members of management; such leases expire through 2002. The Company also leases its primary facilities, equipment, vehicles and other premises under capital leases and non-cancelable operating leases.

Certain leases contain escalation clauses based on inflation or fixed amounts and generally require the Company to pay utilities, insurance, taxes and other operating expenses.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at September 30, 1998 (in thousands):

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


                                                        Operating
                                                          Leases
                                                   --------------------
                      1999                                  $2,485
                      2000                                   1,843
                      2001                                   1,731
                      2002                                   1,121
                      2003                                     493
                                                            ------
                                                            $7,673
                                                            ======

Rent expense under operating leases approximated $2,860,000 for 1998, $1,687,000 for 1997, and $1,661,000 in 1996. Included in rent expense is rent for property leased from certain officers/shareholders of $1,020,000, $479,000 and $479,000 for the years ended September 30, 1998,1997,and 1996, respectively.

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


12.   Pro Forma Results

The pro forma results of operations for the years ended September 30, 1998 and 1997 assuming consummation of the 1998 and 1997 Acquisitions and disposal of the manufacturing operations as of October 1, 1996, are as follows (in thousands, except per share data):

                                                                          For the Year Ended September 30,
                                                                          1998                      1997
                                                                          ----                      ----
Net revenue                                                               $53,900                 $56,545
Net income (loss) before extraordinary item                                  (342)                    865
Net income (loss)                                                            (342)                    671
Net income (loss) per common share - basic and diluted                      (0.03)                   0.08

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)


13.   Other Items

The Company maintains a defined contribution retirement plan (the "Plan"), which qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees with over one year of service. The Company makes matching contributions between 20% and 50% of the participant's deferral depending on the participant's annual salary up to a maximum of 6% of compensation. The Company recognized expense under the plan of $158,000 in 1998, $77,000 in 1997 and $52,000 in 1996.

Four Star's employees (approximately 30) are represented by the International Alliance of Theatrical Stage Employees, AFL-CIO, union and Four Star has entered into contractual arrangements with such union in respect of its employees that expire on December 31, 2002.

                                  Schedule II

                       VALUATION AND QUALIFYING ACCOUNTS
                            (amounts in thousands)


     Year                                          Charged
     Ended                            Balance at   to Costs   Charged                       Balance
   September                          Beginning      and      to Other      Deductions      at End
      30            Description         of Year    Expenses   Accounts      - Describe      of Year
     ----           ------------      ----------   --------   --------      ----------      -------
      1998        Allowance for
                  doubtful
                  accounts                  $745       $562   $  156 (B)     $  204 (A)        $1,259

      1997        Allowance for
                  doubtful
                  accounts                   480        269      150 (B)        154 (A)           745

      1996        Allowance for
                  doubtful
                  accounts                   297        295           -         112 (A)           480

-----------------------------------------------------------------------------------------------------

(A) Uncollectible accounts written off.
(B) Amount assumed in connection with acquisitions.

                               INDEX TO EXHIBITS


  Exhibit
    No.              Description
    ---              -----------
     3.1             Amended and Restated Articles of Incorporation.

     3.2             Bylaws of the Company, and amendments thereto, incorporated by reference to the
                     Company's Registration Statement on Form S-18 No. 33-30963 LA.

     3.3             Amendment to Bylaws of the Company, incorporated by reference to the Company's
                     Form 10-K for the fiscal year ended September 30, 1995.

     4.1             Common Stock Purchase Warrant dated as of July 27, 1995, issued by the Company to ING Equity Partners, L.P. I, incorporated by reference to the Company's Form
                     8-K dated July 27, 1995.

     4.2             Amendment No. 1 to Common Stock Purchase Warrant, dated as of April 5, 1996, between the Company and ING Equity Partners, L.P. I, incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996.

     4.3             Registration Rights Agreement dated as of July 27, 1995, between the Company and
                     ING Equity Partners, L.P. I, incorporated by reference to the Company's Form 8-K dated July 27, 1995.

     4.4             Stockholders Agreement dated as of July 27, 1995, among the Company, ING Equity
                     Partners, L.P. I, Carlos D. DeMattos, Edward Phillips, C&E DM Limited
                     Partnership, C&E DM LLC, The Carlos and Elena DeMattos Family Trust dated
                     February 12, 1991 and The Edward and Norma Phillips Family Trust dated June 5,
                     1991, incorporated by reference to the Company's Form 8-K dated July 27, 1995.

     4.5             Amendment No. 1 to Stockholders Agreement dated as of April 5, 1996, among the
                     Company, ING Equity Partners, L.P. I, Carlos D. DeMattos, Edward Phillips, C&E
                     DM Limited Partnership, C&E DM LLC, The Carlos and Elena DeMattos Family Trust
                     dated February 12, 1991 and the Edward and Norma Phillips Family Trust dated
                     June 5, 1991, incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996.

     4.6             $100,000 Senior Subordinated Note dated July 27, 1995, made by the Company in favor of ING Equity Partners, L.P. I, incorporated by


                          reference to the Company's Form 10-Q for the fiscal quarter ended March 31, 1996.

     4.7                  Common stock Purchase Warrant dated as of January 12, 1999, issued by the
                          Company in favor of ING Equity Partners, L.P. I, for 300,000 shares, but without annexes, exhibits and schedules.

     4.8                  Common stock Purchase Warrant dated as of January 12, 1999, issued by the
                          Company in favor of ING Equity Partners, L.P. I, for 150,000 shares, but without annexes, exhibits and schedules.

    10.1       N/A        1989 Stock Option Plan, incorporated by reference to the Company's Registration
                          Statement on Form S-18 No. 33-30963 LA.

    10.2       N/A        Amendment to 1989 Stock Option Plan, incorporated by reference to the Company's
                          Form 10-K for the fiscal year ended September 30, 1991.

    10.3       N/A        1994 Stock Option Plan, incorporated by reference to the Company's Proxy
                          Statement dated March 29, 1994.

    10.4       N/A        1994 Stock Option Plan for Directors, incorporated by reference to the Company's
                          Proxy Statement dated March 29, 1994.

    10.5       N/A        Agreement of Dissolution of General Partnership between Matthews Studio
                          Electronics, Inc., and E.F. Nettmann & Associates, Inc., dated as of September
                          30, 1994, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

    10.6       N/A        Equipment Management Services Agreement between Matthews Studio Electronics,
                          Inc., and E.F. Nettmann & Associates, Inc., dated as of October 1, 1994, incorporated by reference to the Company's Form 10-K for the fiscal year ended
                          September 30, 1995.

    10.7       N/A        Assignment of License Agreement With Option of First Refusal between Matthews
                          Studio Electronics, a general partnership and the Company, dated as of June 1,
                          1989, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

    10.8       N/A        Purchase Agreement dated as of July 27, 1995 between the Company and ING Equity
                          Partners, L.P. I, incorporated by reference to the Company's Form 8-K dated July
                          27, 1995.

    10.9       N/A        Amendment No. 1 to Purchase Agreement dated as of April 5, 1996, between the
                          Company and ING Equity Partners, L.P. I, incorporated by reference to the
                          Company's Form 10-Q for the fiscal quarter ended March 31, 1996.

   10.10       N/A        Amended and Restated Credit Agreement dated as of April 1, 1998, among the
                          Company, Matthews Studio Equipment, Inc., Hollywood Rental Co., Inc., Matthews
                          Studio Electronics, Inc., Acceptance Corporation, Duke City Video, Inc., HDI
                          Holdings, Inc., Four Star Lighting, Inc., the guarantors named therein the lenders named therein


                      and The Chase Manhattan Bank, as agent for the lenders,
                      incorporated by  reference to  the Company's  Form 8-K  dated April 1, 1998.

   10.11              Waiver and Amendment Agreement No. 2 dated as of September 25, 1998, among the
                      Company, Hollywood Rental Company, LLC, Matthews Studio Electronics, Inc.,
                      Matthews Acceptance Corporation, Duke City Video, Inc., HDI Holdings, Inc., Four
                      Star Lighting, Inc., Matthews Studio Sales, Inc., Matthews Studio Group Centers,
                      Inc., the guarantors named therein, The Chase Manhattan Bank, as Agent for the lenders, and the lenders named therein, but without exhibits and schedules.

   10.12              Waiver and Amendment Agreement No. 3 dated as of January 12, 1999, among the
                      Company, Hollywood Rental Company, LLC, Matthews Studio Electronics, Inc.,
                      Matthews Acceptance Corporation, Duke City Video, Inc., HDI Holdings, Inc., Four
                      Star Lighting, Inc., Matthews Studio Sales, Inc., Matthews Studio Group Centers,
                      Inc., the guarantors named therein, The Chase Manhattan Bank, as Agent for the lenders, and the lenders named therein, but without exhibits and schedules.

   10.13              Letter of Credit dated as of January 12, 1999, issued by ING (U.S.) Capital
                      LLC in favor of The Chase Manhattan Bank, as Agent.

   10.14              Reimbursement Agreement dated as of January 12, 1999, among the Company,
                      Hollywood Rental Company, LLC, Matthews Studio Electronics, Inc., Matthews
                      Acceptance Corporation, Duke City Video, Inc., HDI Holdings, Inc., Four Star
                      Lighting, Inc.,  Matthews Studio Sales, Inc., Matthews Studio Group Centers,
                      Inc., Keylite Holdings, Inc., Reel Wheels, Inc., Keylite Production Services,
                      Inc., Duke City Holdings, Inc., Four Star Holding, Inc. and ING Equity Partners,
                      L.P. I.

   10.15              Security Agreement dated as of January 12, 1999, among the Company, Hollywood
                      Rental Company, LLC, Matthews Studio Electronics, Inc., Matthews Acceptance
                      Corporation, Duke City Video, Inc., HDI Holdings, Inc., Four Star Lighting,
                      Inc.,  Matthews Studio Sales, Inc., Matthews Studio Group Centers, Inc., Keylite
                      Holdings, Inc., Reel Wheels, Inc., Keylite Production Services, Inc., Duke City
                      Holdings, Inc., Four Star Holding, Inc. and ING Equity Partners, L.P. I., but
                      without exhibits and schedules.

   10.16              Stock Exchange Agreement and Plan of Reorganization dated as of May  2, 1997, among Patricia M. Brusati, Harold Jay Lefkovitz, Louise K. Lefkovitz, Stephen F.
                      Ward, Duke City Video, Inc. and Duke City Holdings, Inc., incorporated by reference to the Company's Form 8-K dated May 2, 1997.

   10.17              $585,561 Note dated as of May 2, 1997, made by Duke City Video, Inc. in favor of
                      Harold Jay Lefkovitz, incorporated by reference to the Company's Form 8-K dated
                      May 2, 1997.

   10.18              Subordination Agreement made by Harold Jay Lefkovitz in favor of The Chase
                          Manhattan Bank, as agent, incorporated by reference to the Company's Form 8-K dated May 2, 1997.


   10.19              Stock Exchange Agreement dated as of May 2, 1997, between Duke City Holdings,
                      Inc. and John E. Hensch, incorporated by reference to the Company's Form 8-K dated May 2, 1997.

   10.20              Sale Agreement dated March 20, 1998, among the Company, Four Star Associates,
                      L.P., Stonebridge Partners Equity Fund, L.P., Bill L. Aishman, Anthony
                      P.Cancellieri, Darren DeVerna, Four Star Lighting, incorporated by Company's
                      Form 8-K dated April 1, 1998.

   10.21              Employment Agreement dated April 1, 1998, between Darren DeVerna and the
                      Company, incorporated by reference to the Company's Form 8-K dated April 1, 1998.

   10.22              Amended and Restated Employment Agreement between the Company and Carlos D.
                      DeMattos dated October 1, 1997, incorporated by reference to the Company's Form
                      10-Q for the fiscal quarter ended December 31, 1997.

      21              List of the Company's subsidiaries.

      23              Consent of Independent Auditors.

      27              Financial Data Schedule

    99.1              Stock Exchange Agreement dated September 28, 1998, among the Company, Matthews
                      Studio Equipment, Inc., Phillips Associates, LLC and Edward Phillips,
                      incorporated by reference to the Company's Form 8-K dated September 28, 1998.

    99.2              Indemnification Agreement dated September 28, 1998, among the Company, Matthews
                      Studio Equipment, Inc., Phillips Associates, LLC and Edward Phillips,
                      incorporated by reference to the Company's Form 8-K dated September 28, 1998.

    99.3              Employment Agreement between the Company, Matthews Studio Equipment, Inc. and
                      Edward Phillips dated July 1, 1995, incorporated by reference to the Company's
                      Form 10-K for the fiscal year ended September 30, 1995.

    99.4              First Amendment to Employment Agreement, dated as April 5, 1996, between the
                      Company and Edward Phillips, incorporated by reference to the Company's Form
                      10-Q for the fiscal quarter ended March 31, 1996.

    99.5              Amendment No. 2 to Employment Agreement dated September 28, 1998, among the
                          Company, Matthews Studio Equipment, Inc. and Edward Phillips, incorporated by reference to the Company's Form 8-K dated September 28, 1998.