Form 10-Q
period 1998-12-31
MATTHEWS STUDIO EQUIPMENT GROUP
filed 1999-02-16
CIK 855575

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                    FORM 10-Q

                                    (Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Period ended December 31, 1998
                                              -----------------
                                        or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from __________________ to ________________

Commission file number 0-18102
                       -------


                        MATTHEWS STUDIO EQUIPMENT GROUP
                        -------------------------------
            (Exact name of registrant as specified in its charter)

                 California                             95-1447751
                 ----------                             ----------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)


      3111 North Kenwood Street, Burbank, CA               91505
      --------------------------------------               -----
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

                             Yes  X     No ___
                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, No Par
                                                  --------------------
Value  9,200,156  shares as of January 31, 1999.
-----------------------------------------------

                                     Index

                Matthews Studio Equipment Group and Subsidiaries


Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - December 31, 1998 and September 30, 1998

         Condensed consolidated statements of operations - Three months ended December 31, 1998 and 1997

         Condensed consolidated statements of cash flows - Three months ended December 31, 1998 and 1997

         Notes to condensed consolidated financial statements -
         December 31, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K


Signatures

Part I.  Financial Information
Item I.  Financial Statements

          Matthews Studio Equipment Group and Subsidiaries Condensed
                         Consolidated Balance Sheets
                               ($ in thousands)

                                                                                 December 31,    September 30,
                                                                                     1998            1998
                                                                                 ------------    ------------
                                                                                  (Unaudited)       (Note)
ASSETS:
Current Assets:
  Cash and cash equivalents                                                       $      -         $    331
  Accounts receivable, less allowance for doubtful
      accounts of $1,272 at December 31,
      1998 and $1,259 at September 30, 1998                                          9,923            8,981
  Current portion of net investment in finance and sales-type leases                   343              353

  Inventories                                                                        3,956            3,783
  Prepaid expenses and other current assets                                            818              536
  Income tax refund receivable                                                         965            1,045
  Deferred income taxes                                                              1,092              753
                                                                                  --------         --------
          Total current assets                                                      17,097           15,782

  Property and equipment, net                                                       53,053           51,650

Net investment in finance and sales-type leases, less current portion                  213              248
Goodwill less accumulated amortization of $911 at December 31,
      1998 and $681 at September 30, 1998                                           22,801           23,168
Other assets                                                                         3,544            3,538
                                                                                  --------         --------
          Total assets                                                            $ 96,708         $ 94,386
                                                                                  ========         ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable                                                                $  7,153         $  4,634
  Accrued liabilities                                                                3,572            3,946
  Current portion of long-term debt and capital lease obligations                    4,522            4,687
                                                                                  --------         --------
          Total current liabilities                                                 15,247           13,267

Long-term debt and capital lease obligations less current portion                   76,376           74,691
Deferred income taxes                                                                3,815            3,815

Shareholders' equity:
  Preferred stock                                                                        -                -
  Common stock                                                                       7,153            7,144
  Retained earnings                                                                  3,699            5,051
                                                                                  --------         --------
                                                                                    10,852           12,195
Less retired common stock (1,916,450 shares)                                         9,582            9,582
                                                                                  --------         --------
          Total shareholders' equity                                                 1,270            2,613
                                                                                  --------         --------

          Total liabilities and shareholders' equity                              $ 96,708         $ 94,386
                                                                                  ========         ========

Note: The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these consolidated financial statements.

                Matthews Studio Equipment Group and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                    ($ in thousands, except per share data)




                                         Three Months Ended
                                             December 31,

                                             1998       1997

Revenues from rental operations           $10,064    $ 7,771
Net product sales                           4,882      5,686
                                          -------    -------
                                           14,946     13,457
Costs and expenses:
  Cost of rental operations                 5,950      4,062
  Cost of product sales                     3,753      3,860
  Selling, general and administrative       5,041      4,420
  Interest, net                             1,893      1,110
                                          -------    -------
                                           16,637     13,452

Income (loss) before income taxes          (1,691)         5
Income taxes provision (benefit)             (339)         2
                                          -------    -------

  Net income (loss)                        (1,352)   $     3
                                          =======    =======

Income (loss) per common share,
     basic and diluted                     ($0.15)   $  0.00
                                           ======    ======

The accompanying notes are an integral part of these consolidated financial statements.

                Matthews Studio Equipment Group and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                               ($ in thousands)

                                                                         Three Months Ended
                                                                            December 31,
                                                                       1998             1997
                                                                       -----            -----
Operating activities:
Net income (loss)                                                      $(1,352)        $    3
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Provision for doubtful accounts receivable                                14             41
  Depreciation and amortization                                          2,836          1,867
  Deferred income taxes                                                   (339)             -
  Gain on sale of assets                                                   (65)          (105)
  Changes in operating assets and liabilities
    net of effects from acquisitions:
      Accounts receivable                                                 (956)           832
      Inventories                                                         (173)          (585)
      Net investment in leases                                              45             83
      Prepaids and other assets                                           (224)            12
      Accounts payable and accrued liabilities                           2,145         (1,692)
      Income tax refund receivable                                          80             -
                                                                       -------        -------
Net cash provided by operating activities                                2,011            456
Investing activities:
Payment for acquisitions                                                               (1,800)
Purchase of property and equipment                                      (3,635)        (4,227)
Proceeds from sale of property and equipment                               141            209
                                                                       -------         ------
Net cash used in investing activities                                   (3,494)        (5,818)
Financing activities:
Proceeds from exercise of stock options                                      9             12
Proceeds from borrowings                                                 1,843          7,019
Repayment of borrowings                                                   (700)        (1,495)
                                                                       -------        -------
Net cash provided by financing activities                                1,152          5,536
Net increase (decrease) in cash and cash equivalents                      (331)           174
Cash and cash equivalents at beginning of period                           331            393
                                                                       -------        -------
Cash and cash equivalents at end of period                             $     -        $   567
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

                                      Matthews Studio Equipment Group and Subsidiaries
                                Condensed Consolidated Statements of Cash Flows (continued)
                                                        (Unaudited)
                                                     ($ in thousands)


                                                                                      Three Months Ended
                                                                                         December 31,
                                                                                        1998       1997
                                                                                      --------   --------


Schedule of noncash investing and financing
  transactions:
     Common stock issued for acquired company                                          $  -       $  884
     Capital lease obligations incurred
                                                                                        377            -

Additional disclosures:
      Cash paid during period for:
          Interest                                                                    1,794        1,069


The accompanying notes are an integral part of these consolidated financial statements.

                 Matthews Studio Equipment Group and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


1. General


   Presentation

      The accompanying unaudited condensed consolidated financial statements of Matthews Studio Equipment Group and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999, due to fluctuations in film production activities. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1998.

   Business

     The Company sells, leases and rents audio, video, theatrical, film and production equipment and accessories, to the motion picture, television, corporate, theatrical, video and photography industries. The Company operates in one business segment and provides, as a single source, the necessary production equipment which is otherwise only available by using many different suppliers. The Company supplies equipment such as lights, grip lighting supports, professional video equipment, camera mounts, tripods, pedestals, fluid heads, camera dollies, portable camera cranes, power generators and production trucks. In addition, the Company has fully operational and equipment supplied soundstages and studios.


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

      Other Assets - Included in other assets are loan fees that are being amortized as interest expense over the term of the bank facility.

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

     Per Share Data - During the year ended September 30, 1998, the Company adopted the statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which established standards for computing and presenting earnings per share ("EPS") for publicly-held common stock or potential common stock. SFAS No. 128 supersedes the standards for computing earnings per share previously found in APB opinion No. 15 "Earnings per Share" and simplifies the standards for computing earnings per share. In addition, SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator on the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. All periods presented reflect the adoption of SFAS No. 128.


     Income Taxes - The Company utilizes the liability method to determine the provision for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. For the three months ended December 31, 1998 and 1997, an effective income rates of 20% and 40% were utilized, respectively.

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

                Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


3. Earnings Per Share


The following is a reconciliation of the computations for basic and diluted EPS:


                                                              For the Quarter Ended December 31,
                                   ---------------------------------------------------------------------------------------------
                                                      1998                                      1997
                                    -----------------------------------------    -----------------------------------------
                                      Income          Shares      Per-Share       Income          Shares        Per-Share
                                   (Numerator)    (Denominator)     Amount      (Numerator)    (Denominator)      Amount
                                   -----------    -------------   -----------   -----------    -------------    ----------
Basic EPS:
Income available
  to common stockholders             $ (1,352)            9,117      $ (0.15)         $   3          10,987         $ 0.00
                                                                     ========                                      ========


Effect of Dilutive
Options and warrants                                                                                   1593
                                     --------             ------                      ------           ----


Diluted EPS:
Income available to common
    Stock holders and assumed
    conversions                      $ (1,352)            9,117      $ (0.15)           $   3        12,580         $ 0.00
                                     ========            ======      ========         =======        ======        =======


     Options to purchase 741,000 shares of common stock at a range of $2.94 to $4.74 per share, and options to purchase 119,000 shares of common stock at a range of $4.13 to $4.74 per share, were outstanding during the quarter ended December 31, 1998 and 1997 respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

     The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                 Three Months Ended December 31,
                                                   1998                  1997
                                                   ----                  ----
Net income (loss)
  As reported                                      $ (1,352)             $  3
  Pro forma                                          (1,387)              (16)
Net income (loss) per share, basic and diluted
  As reported                                         (0.15)                -
  As Pro forma                                        (0.15)                -


                Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


4. Acquisition and disposition


     The pro forma results of operations for the three months ended December 31, 1997, assuming consummation of the acquisition of Four Star and Olesen and disposal of the manufacturing operations as of October 1, 1997, are as follows ($ in thousands, except per share data):



                                                                 Three Months Ended
                                                                     December 31,
                                                                        1997
                                                                 ------------------
Net revenue                                                            $14,076
Net income (loss)                                                         (190)
Net income (loss) per common share, basic and diluted                    (0.02)

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


Results of Operations

 Overview


     The Company continued its principal strategy to expand and strengthen its equipment rental operations during the first three months of fiscal 1999. In addition, the Company continued to focus on opportunities to provide its products and services from outlets located in different parts of the United States as well as expanding its product lines. The development of a marketing and distribution network in select geographic marketplaces throughout the United States enabled the Company to improve rental asset utilization and expand the Company's core businesses.

     Company revenues for the first three months of fiscal 1999 increased to $14,946,000, an increase of $1,489,000 or 11% over the first three months of fiscal 1998. In addition, EBITDA (earnings before interest expense, income taxes, depreciation and amortization) increased to $3,038,000 in the first
quarter of fiscal 1999 as compared to $2,982,000 in fiscal 1998.   The EBITDA
for the first three months of fiscal 1998 included $143,000 from the manufacturing operation which was sold during the fourth quarter of fiscal 1998. Net loss for the first quarter 1999 was $1,352,000 or $0.15 per share compared to net income of $3,000 or $0.00 per share for the same period last year. Components of the Company's operating results are discussed below.



Revenues From Rental Operations
-------------------------------

      Revenues from rental operations were $10,064,000 for the first three months of fiscal 1999, compared to $7,771,000 for the same period last year, an increase of $2,293,000 or 30%. Approximately 31% of rental revenues were generated by two theatrical rental operations acquired in November 1997 and April 1998. Rental revenue from production equipment rentals, primarily of lighting, grip, power generators and trucks, decreased by approximately $465,000 or 11% to $3,640,000 in the first quarter of fiscal 1999 from $4,105,000, for the same period last year. In addition, revenues from video equipment rentals decreased $175,000 or 6% in the first three months of fiscal 1999, to $2,524,000 from $2,699,000 in the first quarter of fiscal 1998. The decrease is primarily due to industry-wide slowdown.

Net Product Sales
-----------------


      Net equipment and supply sales were $4,882,000 for the first three months of fiscal 1999, a decrease of $804,000 or 14%, from $5,686,000 for the first three months of fiscal 1998. The decrease is primarily due to the disposal of the manufacturing operations during the fourth quarter of last year. Excluding the manufacturing operations which accounted for $2,569,000 of the net equipment and supply sales of the first quarter of last year, sales increased $1,765,000 or 57% over the first quarter of fiscal 1998. The increase is primarily due to the acquisition of Olesen in November 1997 and the expansion into Las Vegas, Nevada at the end of the third quarter of fiscal 1998.


Gross Profit - Rental
---------------------


     Gross profit on rental revenues was $4,114,000 or 41% of revenues for the first three months of fiscal 1999 compared to $3,709,000 or 48% in fiscal 1998. The two theatrical rental operations acquired during first and second quarters of fiscal 1998 accounted for approximately $1,969,000 of gross profit on rental revenues. Production equipment rentals, primarily of lighting, grip, power generators and trucks accounted for approximately $1,676,000 and the video equipment rentals accounted for approximately $423,000. The decrease in gross profit percentage resulted primarily from general industry wide slow-down of the production and video equipment rental businesses and the fixed nature of some costs such as depreciation. The Company experienced some price softening and margin erosion as a result of the slow down. Depreciation expense for rental operations was $2,246,000 in the first quarter of 1999 compared to $1,563,000 in 1998.


Gross Profit - Sales
--------------------

     Gross profit on sales decreased from $1,826,000 in the first quarter of 1998 to $1,129,000 in the first quarter of 1999. Included in the 1998 results is gross profit of $979,000 from the manufacturing subsidiary. As a percentage of sales, gross profit was approximately 23% for the first three months of fiscal 1999, compared to approximately 32% for the same period in fiscal 1998. The lower gross profit percentage realized by the Company was primarily attributable to the increase in expendable supply product sales, which have lower gross profit margins than did the equipment sales of the manufacturing operation. Some margin erosion also resulted from the industry slow down.


Selling, General and Administrative
-----------------------------------

     Selling, general and administrative expenses were $5,041,000 in the first three months of fiscal 1999 compared to $4,420,000 for the same period in fiscal 1998. As a percent of sales, selling, general and administrative expenses were 34% for the first three months of fiscal 1999 compared to 33% for the same period in fiscal 1998, an increase of $621,000. The dollar increase is due primarily to costs and expenses incurred to expand the operations of the Company, including costs to pursue the growth strategy, improve the foundation for the operations and improve and integrate business systems. These costs were incurred in anticipation of the growth in revenues, which has been impacted by the industry slow down.

Interest
--------

     Interest increased to $1,893,000 in the first three months of fiscal 1999 from $1,110,000 in the first three months of fiscal 1998. The increase in interest costs is mainly due to additional debt incurred and assumed in acquisitions completed after the first quarter of fiscal 1998, and to the additional capital investment made.

Liquidity and Capital Resources
-------------------------------

     During the three months ended December 31, 1998, the Company financed its operations from internally generated cash flow and bank borrowings.

     At December 31, 1998 the Company's working capital was $1,850,000 which was a decrease of $665,000 from its working capital at September 30, 1998.

     The Company primarily applied cash from additional borrowings from the Company's bank line of $1,843,000 to pay down capital lease obligations and other debt incurred in previous years acquisitions. The major components of the net capital equipment additions were equipment for the Company's theatrical rental operations of approximately $2,677,000 and equipment additions to other rental operations (primarily video rental operations) of approximately $791,000.

     In January 1999, in connection with the issuance of a $3,000,000 letter of credit by ING in favor of the lenders, the Company amended its bank agreement. As a result, the revolving credit loan was reduced to $61,000,000, the covenants were modified for fiscal 1999 and the effects of prior defaults were eliminated either through waiver or modification of certain covenants. As of the date of the amendment, the Company had approximately $5,100,000 available under its revolving line of credit.

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

PART II.  Other Information


Item 6.  Exhibits and Reports on Form 8-K


          (a) The following exhibits are filed herewith:


                  27  Financial Data Schedule (in Edgar filing only)



          (b) The Company did not file any reports on Form 8-K during the three months ended December 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q for the period ending December 31, 1998, to be signed on its behalf by the undersigned hereunto duly authorized.



                               MATTHEWS STUDIO EQUIPMENT GROUP
                                           (Registrant)



Date: February 11, 1999


                               By:          /S/ Carlos D. DeMattos
                                  _____________________________________________
                                              Carlos D. DeMattos
                                      Chairman of the Board, President and
                                            Chief Executive Officer





                               By:              /S/ Alan S. Unger
                                 _____________________________________________
                                                    Alan S. Unger
                                               Chief Financial Officer