Form 10-Q
period 1999-03-31
MATTHEWS STUDIO EQUIPMENT GROUP
filed 1999-05-24
CIK 855575

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark one)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended March 31, 1999
                          --------------

                                    or

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________________  to  __________________

     Commission file number 0-18102
                            -------

                        MATTHEWS STUDIO EQUIPMENT GROUP
                        -------------------------------
            (Exact name of registrant as specified in its charter)

               California                          95-1447751
     --------------------------------------------------------------------
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)          Identification No.)

3111 North Kenwood Street, Burbank, CA                               91505
------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (818) 525-5200
                                 --------------
             (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, No Par
                                                          --------------------
     Value 9,273,756 shares as of April 30, 1999
     -------------------------------------------

                                     Index

                Matthews Studio Equipment Group and Subsidiaries

Part I.    Financial Information

Item 1.    Financial Statements (Unaudited)

           Condensed consolidated balance sheets - March 31, 1999 and September 30, 1998

           Condensed consolidated statements of operations - Three months ended March 31, 1999 and 1998
                                                           - Six months ended March 31, 1999 and 1998

           Condensed consolidated statements of cash flows - Six months ended March 31, 1999 and 1998

           Notes to condensed consolidated financial statements - March 31, 1999

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.   Other Information

Item 6.    Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information
Item I.  Financial Statements (Unaudited)
               Matthews Studio Equipment Group and Subsidiaries
                    Condensed Consolidated Balance Sheets
                    ($ in thousands, except share amounts)

                                                                                       March 31,            September 30,
                                                                                         1999                   1998
                                                                                   ----------------       ----------------
                                                                                      (Unaudited)               (Note)
ASSETS:
Current Assets:
       Cash and cash equivalents                                                   $            344       $            331
       Accounts receivable, less allowance for
             doubtful accounts of $1,263 at March 31,
             1999 and $1,259 at September 30, 1998                                            9,949                  8,981
       Current portion of net investment in finance
             and sales-type leases                                                              322                    353
       Inventories                                                                            3,982                  3,783
       Prepaid expenses and other current assets                                                876                    536
       Income tax refund receivable                                                             754                  1,045
       Deferred income taxes                                                                  1,640                    753
                                                                                  -----------------       ----------------
                   Total current assets                                                      17,867                 15,782
             Property and equipment, net                                                     52,223                 51,650
Net investment in finance and sales-type leases,
       less current portion                                                                     188                    248
Goodwill less accumulated amortization of $1,144 at March 31,
       1998 and $681 at September 30, 1998                                                   22,531                 23,168
Other assets                                                                                  5,411                  3,538
                                                                                  -----------------       ----------------
                   Total assets                                                    $         98,220       $         94,386
                                                                                  =================       ================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
       Accounts payable                                                            $          7,028       $          4,634
       Accrued liabilities                                                                    4,022                  3,946
       Current portion of long-term debt and capital lease obligations                        4,526                  4,687
                                                                                  -----------------       ----------------
                   Total current liabilities                                                 15,576                 13,267
Long-term debt and capital lease obligations less current portion                            79,390                 74,691
Deferred income taxes                                                                         3,815                  3,815
Shareholders' equity:
       Preferred stock, no par value, authorized
             1,000,000 shares; issued and outstanding
             one share at March 31, 1999 and September 30, 1998                                   -                      -
       Common stock, no par value, authorized
             20,000,000 shares; issued and outstanding 9,268,000 shares at
             March 31, 1999 and 9,110,000 shares at September 30, 1998                        7,474                  7,144
       Retained earnings                                                                      1,547                  5,051
                                                                                  -----------------       ----------------
                                                                                              9,021                 12,195
Less retired common stock (1,916,450 shares at
       March 31, 1999 and September 30, 1998)                                                 9,582                  9,582
                                                                                  -----------------       ----------------
                   Total shareholders' equity (deficit)                                        (561)                 2,613
                                                                                  -----------------       ----------------
                   Total liabilities and shareholders' equity                      $         98,220       $         94,386
                                                                                  =================       ================

Note: The balance sheet at September 30, 1998 has been derived from the audited financial statements at that date. The accompanying notes are an integral part of these consolidated financial statements.

               Matthews Studio Equipment Group and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                    ($ in thousands, except per share data)



                                                        Three Months Ended                             Six Months Ended
                                                             March 31,                                     March 31,
                                                        1999                 1998                     1999                 1998
                                               ---------------      ---------------           --------------      ---------------
Revenue from rental operations                         $ 9,271              $ 6,265                  $19,335              $14,036
Net product sales                                        5,430                6,679                   10,312               12,365
                                               ---------------      ---------------           --------------      ---------------
                                                        14,701               12,944                   29,647               26,401

Costs and expenses:

    Cost of rental operations                            6,097                4,140                   12,047                8,202
    Cost of sales                                        3,941                4,603                    7,694                8,463
    Selling, general and administrative                  4,833                4,539                    9,874                8,959
    Restructuring charge                                   423                    -                      423                    -
    Interest, net                                        1,820                1,135                    3,713                2,245
                                               ---------------      ---------------           --------------      ---------------
                                                        17,114               14,417                   33,751               27,869


Loss before income taxes                                (2,413)              (1,473)                  (4,104)              (1,468)
Benefit for income taxes                                  (261)                (597)                    (600)                (595)
                                               ---------------      ---------------           --------------      ---------------

       Net loss                                        $(2,152)             $  (876)                 $(3,504)             $  (873)
                                               ===============      ===============           ==============      ===============

Loss per common share, basic and
    diluted                                             ($0.23)              ($0.08)                  ($0.38)              ($0.08)
                                               ===============      ===============           ==============      ===============


The accompanying notes are an integral part of these consolidated financial statements.

               Matthews Studio Equipment Group and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                               ($ in thousands)

                                                                                            Six Months Ended March 31,

                                                                                            1999                 1998
                                                                                        -----------          -----------
Operating activities:
Net loss                                                                                    $(3,504)             $  (873)
Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
                    Provision for doubtful accounts                                              39                   78
                    Depreciation & amortization                                               5,795                3,644
                    Deferred income taxes                                                      (887)                   -
                    Gain on sale of assets                                                     (594)                (205)
                    Changes in operating assets and liabilities net of
                                   effects from acquisitions:
                                   Accounts receivable                                       (1,007)                (548)
                                   Inventories                                                 (199)                  70
                                   Net investment in leases                                      91                  440
                                   Prepaids and other assets                                   (897)                (158)
                                   Income tax refund receivable                                 291                 (646)
                                   Accounts payable and accrued liabilities                   2,470               (2,591)
                                                                                        -----------          -----------

Net cash provided by (used in) operating activities                                           1,598                 (789)

Investing activities:
Payments for acquisitions                                                                         -               (1,800)
Purchase of property and equipment                                                           (5,767)              (7,059)
Proceeds from sale of property and equipment                                                    185                  640
                                                                                        -----------          -----------

Net cash used in investing activities                                                        (5,582)              (8,219)

Financing activities:
Proceeds from exercise of stock options                                                         330                   36
Proceeds from borrowings                                                                      4,398               11,314
Repayment of borrowings                                                                        (731)              (2,225)
                                                                                        -----------          -----------

Net cash provided by financing activities                                                     3,997                9,125

Net increase in cash and cash equivalents                                                        13                  117

Cash and cash equivalents at beginning of period                                                331                  393
                                                                                        -----------          -----------

Cash and cash equivalents at end of period                                                  $   344              $   510
                                                                                        ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

               Matthews Studio Equipment Group and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)
                               ($ in thousands)


                                                                             Six Months Ended
                                                                                  March 31,
                                                                      1999                      1998
                                                              --------------------       -------------------
Schedule of noncash investing and financing
      transactions:
            Common stock issued for acquired company           $                 -       $               884
            Capital lease obligations incurred                               1,602                         -
            Note received for sale of assets                                 1,289                         -
Additional disclosures:
      Cash paid during period for:
            Interest                                                         3,209                     2,164
            Income taxes                                                       105                        50

The accompanying notes are an integral part of these consolidated financial statements.

                Matthews Studio Equipment Group and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.    General

Presentation

The accompanying unaudited condensed consolidated financial statements of Matthews Studio Equipment Group and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999, due to fluctuations in film production activities. For further information refer to the consolidated financial statements and footnotes thereto included in the Matthews Studio Equipment Group annual report on Form 10-K for the year ended September 30, 1998.

Business

The Company sells, leases and rents audio, video, theatrical, film and production equipment and accessories, to the motion picture, television, and corporate, theatrical, video and photography industries. The Company operates in one business segment and provides, as a single source, the necessary production equipment, which is otherwise only available, by using many different suppliers. The Company supplies equipment such as lights, grip lighting supports, professional video equipment, camera mounts, tripods, pedestals, fluid heads, camera dollies, portable camera cranes, power generators and production trucks. In addition, the Company has fully operational and equipment supplied soundstages and studios.

2.      Summary of Significant Accounting Policies

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

Concentration of Credit Risk - The Company's customers are located around the world and are principally engaged in motion picture and television production, theatrical production, corporate video, commercial photography, or in providing rental equipment to companies in these industries. The Company generally sells on credit terms of 30 days and does not require collateral, except for items sold under capital leases in which it retains a security interest. The Company rents equipment under operating leases on credit terms of generally 30 days and retains a security interest.

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

Other Assets - Included in other assets are loan fees that are being amortized as interest expense over the term of the bank facility. Other assets also include cost to purchase and development software. The Company capitalizes certain internal software development costs. Capitalization ends when the software is put into service and amortization of these costs is computed using the straight-line method over five years. Other assets also include certain five year promissory notes from the sale of equipment with interest at accruing 8.5% per annum.

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

Restructuring Charge - In the second quarter of fiscal 1999, the Company recorded a restructuring charge of $423,000 ($360,000 after tax or $0.04 per share). This charge pertains primarily to the closure of the Company's northeastern video rental operations. Costs incurred for severance, lease termination, and property evacuation are included in the restructuring charge.

Income Taxes - The Company utilizes the liability method to determine the provision for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. For the six months ended March 31, 1999 and 1998, effective income tax rates of 15% and 40% were utilized, respectively.

Long-Lived Assets - Long-lived assets used in operations are reviewed periodically to determine that the carrying values are not impaired and if indicators of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded.

Financial Statement Presentation - Certain balances from the March 31, 1998, financial statements have been reclassified to conform to the March 31, 1999 presentation.

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)

3.   Earnings Per Share


The following is the computations for EPS. The computations for basic and diluted EPS are the same because the effect of outstanding warrants and options are antidilutive for all periods:


                                                              For the Three Months Ended March 31,
                                  -----------------------------------------------------------------------------------------------
                                                     1999                                           1998
                                  ------------------------------------------------  ---------------------------------------------
                                    Loss             Shares           Per-Share         Loss          Shares           Per-Share
                                  (Numerator)     (Denominator)        Amount        (Numerator)   (Denominator)         Amount
                                  -----------    --------------      ------------   ------------   -------------      -----------
Basic and diluted EPS:
Loss available
    to common                      $ (2,152)          9,251             $ (0.23)       $ (876)         10,997           $ (0.08)
    stockholders                                                      ===========                                      ==========



                                                          For the Six Months Ended March 31,
                                  -----------------------------------------------------------------------------------------------
                                                     1999                                           1998
                                  ------------------------------------------------  ---------------------------------------------
                                     Loss            Shares           Per-Share         Loss        Shares           Per-Share
                                  (Numerator)     (Denominator)        Amount        (Numerator)   (Denominator)         Amount
                                  -----------    --------------      ------------   ------------   -------------      -----------

Basic and diluted EPS:
Loss available
    to common                      $ (3,504)          9,184             $ (0.38)       $ (873)         10,992           $ (0.08)
    stockholders                                                      ===========                                      ==========


Options to purchase 4,273,164 shares of common stock at a range of $1.85 to $4.74 per share, for the three months and six months ended March 31, 1999, were outstanding during the periods yet excluded from the computation of diluted EPS because as a result of the net loss the options were antidilutive.

Options to purchase 4,303,164 shares of common stock at a range of $1.00 to $4.74 per share, for the three months and six months ended March 31, 1998, were outstanding during the periods yet excluded from the computation of diluted EPS because as a result of the net loss the options were antidilutive.

During the six months ended March 31, 1999, 158,300 shares of common stock were issued upon exercise of stock options.

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net loss per share on a pro forma basis would have been as indicated below (in thousands, except per share data):



                                        Three Months Ended                                   Six Months Ended
                                  March 31,             March 31,                       March 31,          March 31,
                                    1999                  1998                            1999               1998
                        -------------------------------------------------------------------------------------------------------
                                                       ($ in thousands, except per share data)
Net loss
      As reported                 $  (2,152)             $    (876)                     $  (3,504)            $   (873)
      Pro forma                      (2,201)                  (898)                        (3,588)                (923)

Net loss per share,
      basic and diluted
      As reported                 $   (0.23)             $   (0.08)                     $   (0.38)            $  (0.08)
      Pro forma                       (0.24)                 (0.08)                         (0.39)               (0.08)

4.  Acquisitions

The pro forma results of operations for the six months ended March 31, 1998 assuming consummation of the acquisition of Four Star and Olesen and disposal of the manufacturing operations as of October 1, 1997 are as follows ($ in thousands, except per share data):



                                                                Six Months Ended
                                                                    March  31,
                                                                       1998
                                                               -------------------
Net revenue                                                        $  23,362
Net loss                                                              (1,001)
Net loss per common share,
    basic and diluted                                                  (0.11)

The above pro forma information includes the operations of acquisitions and disposal completed subsequent to September 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
------------------------------------------

The Company is including the following cautionary statement in this Form 10-Q to make applicable and take advantage of safe harbor provisions of the Private Security Reform Act of 1995 for any forward looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral, and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risk and uncertainties, which could cause actual results, or outcomes to differ materially from those expressed in the forward-looking statements.

Results of Operations

Overview

The Company continued its principal strategy to expand and strengthen its equipment rental operations during the first six months of fiscal 1999. In addition, the Company continued to focus on opportunities to provide its products and services from outlets located in different parts of the United States as well as expanding its product lines. The development of a marketing and distribution network in select geographic marketplaces throughout the United States enabled the Company to improve rental asset utilization and expand the Company's core businesses.

Company revenues for the first six months of fiscal 1999 increased to $29,647,000, an increase of $3,246,000 or 12% over the first six months of fiscal 1998. In addition, EBITDA (earnings before interest expense, income taxes, depreciation and amortization) increased to $5,404,000 in the first six months of fiscal 1999 as compared to $4,442,000 in fiscal 1998. The EBITDA for the first six months of fiscal 1998 included a $643,000 gain from the sale of the manufacturing operations during the fourth quarter of fiscal 1998. Net loss for the first six months of fiscal year 1999 was $3,504,000 or $0.38 per share compared to net loss of $876,000 or $0.08 per share for the same period last year. Components of the Company's operating results are discussed below.

Three-Month Period ended March 31, 1999 and March 31, 1998
----------------------------------------------------------

Revenues From Rental Operations
-------------------------------

Revenues from rental operations were $9,271,000 for the second quarter of fiscal 1999, compared to $6,265,000 for the same period last year, an increase of $3,006,000 or 48%. Approximately 31% or $2,863,000 of rental revenues were generated by operations acquired in fiscal 1998. In addition, revenues from video equipment rentals increased $320,000 or 12% in the second quarter of fiscal 1999, to $2,952,000 from $2,632,000 of the same period of fiscal 1998.

Net Product Sales
-----------------

Net equipment and supply sales were $5,430,000 for the second quarter of fiscal 1999, a decrease of $1,249,000 or 19%, from $6,679,000 for the second quarter of fiscal 1998. The decrease is primarily due to the disposal of the manufacturing operations during the fourth quarter of last year. Excluding the manufacturing operations (which accounted for $3,552,000 of the net equipment and supply sales of the second quarter of fiscal 1998), sales increased $2,303,000 or 74% over the second quarter of fiscal 1998. The increase is primarily due to the expansion into Las Vegas, Nevada at the end of the third quarter of fiscal 1998.

Gross Profit - Rental
---------------------

Gross profit on rental revenues was $3,174,000 or 34% as a percentage of revenues for the second quarter of fiscal 1999 compared to $2,125,000 or 34% in fiscal 1998. Aggregate theatrical rental operations accounted for approximately $1,781,000 of gross profit on rental revenues. Production equipment rentals, primarily of lighting, grip, power generators and trucks accounted for approximately $1,169,000 and video equipment rentals accounted for approximately $224,000.

Gross Profit - Sales
--------------------

Gross profit on sales decreased from $2,076,000 in the second quarter of 1998 to $1,489,000 in the second quarter of 1999. Included in the 1998 results is gross profit of $1,296,000 from the manufacturing subsidiary. As a percentage of sales, gross profit was approximately 27% for the second quarter of fiscal 1999, compared to approximately 31% for the same period in fiscal 1998. The lower gross profit percentage realized by the Company was primarily attributable to the increase in expendable supply product sales, which have lower gross profit margins than did the equipment sales of the manufacturing operation. Some margin erosion has also resulted from the industry-wide slow down.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses were $4,833,000 for the second quarter of fiscal 1999 compared to $4,539,000 for the same period in fiscal 1998, an increase of $294,000. As a percentage of sales, selling, general and administrative expenses were 33% for the second quarter of fiscal 1999 compared to 35% for the same period in fiscal 1998. The dollar increase is due primarily to costs and expenses incurred to expand the operations of the Company, including costs to pursue the growth strategy, improve the foundation for the operations, and improve and integrate business systems. These costs were incurred in anticipation of the growth in revenues, which has been negatively impacted by the industry-wide slow down.

Restructuring Charge
--------------------

During the second quarter of fiscal 1999, the Company recorded a restructuring charge of $423,000. This charge pertains primarily to the closure of the Company's northeastern video rental operations. Costs incurred for severance, lease termination, and property evacuation are included in the restructuring charge.

Interest
--------

Interest increased to $1,820,000 in the second quarter of fiscal 1999 from $1,135,000 in the second quarter of fiscal 1998. The increase in interest costs is mainly due to additional debt incurred and assumed in acquisitions completed, and to the additional capital investment made.

Six-Month Period ended March 31, 1999 and March 31, 1998
--------------------------------------------------------

Revenues From Rental Operations
-------------------------------

Revenues from rental operations were $19,335,000 for the six months of fiscal 1999, compared to $14,036,000 for the same period last year, an increase of $5,299,000 or 38%. Approximately 31% or $6,027,000 of rental revenues were generated by operations acquired in fiscal 1998. Production equipment rentals, primarily of lighting, grip, power generators and trucks, decreased to approximately $7,601,000, a decrease of $667,000 or 20% from approximately $8,268,000, for the same period last year. The decrease is primarily due to the industry-wide slowdown.

Net Product Sales
-----------------

Net equipment and supply sales were $10,312,000 for the first six months of fiscal 1999, a decrease of $2,053,000 or 17%, from $12,365,000 for the same period of fiscal 1998. The decrease is primarily due to the disposal of the manufacturing operations during the fourth quarter of last year. Excluding the manufacturing operations (which accounted for $6,120,000 of the net equipment and supply sales of the first six months of last year), sales increased $4,068,000 or 65% over the first six months of fiscal 1998. The increase is primarily due to the acquisition of Olesen in November 1997 and the expansion into Las Vegas, Nevada at the end of the third quarter of fiscal 1998.

Gross Profit - Rental
---------------------

Gross profit on rental revenues was $7,288,000 or 38% as a percentage of revenues for the first six months of fiscal 1999 compared to $5,834,000 or 42% in fiscal 1998. Aggregate theatrical rental operations accounted for approximately $3,788,000 of gross profit on rental revenues. Production equipment rentals, primarily of lighting, grip, power generators and trucks accounted for approximately $2,853,000 and video equipment rentals accounted for approximately $647,000 in fiscal 1999. The decrease in gross profit percentage resulted primarily from general industry-wide slow down of the production and video equipment rental operations and the fixed nature of some costs such as depreciation. The Company experienced some price softening and margin erosion as a result of the slowdown. Depreciation expense for rental operations was $4,437,000 in the first six months of fiscal 1999 compared to $2,965,000 in 1998.

Gross Profit - Sales
--------------------

Gross profit on sales decreased from $3,902,000 in the first six months of fiscal 1998 to $2,618,000 in the first six months of fiscal 1999. Included in the 1998 results is gross profit of $2,276,000 from the manufacturing subsidiary. As a percentage of sales, gross profit was approximately 25% for the first six months of fiscal 1999, compared to approximately 32% for the same period in fiscal 1998. The lower gross profit percentage realized by the Company was primarily attributable to the increase in expendable supply product sales, which have lower gross profit margins than did the equipment sales of the manufacturing operation. Some margin erosion has also resulted from the industry-wide slow down.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses were $9,874,000 for the first six months of fiscal 1999 compared to $8,959,000 for the same period in fiscal 1998, an increase of $915,000. As a percentage of sales, selling, general and administrative expenses were 33% for the first six months of fiscal 1999 compared to 34% for the same period in fiscal 1998. The dollar increase is due primarily to costs and expenses incurred to expand the operations of the Company, including costs to pursue the growth strategy, improve the foundation for the operations and improve and integrate business systems. These costs were incurred in anticipation of the growth in revenues, which has been negatively impacted by the industry slow down.

Restructuring Charge
--------------------

During the first six months of fiscal 1999, the Company recorded a restructuring charge of $423,000. This charge pertains primarily to the closure of the Company's northeastern video rental operations. Costs incurred for severance, lease termination, and property evacuation are included in the restructuring charge.

Interest
--------

Interest increased to $3,713,000 in the first six months of fiscal 1999 from $2,245,000 in the same period of fiscal 1998. The increase in interest costs is mainly due to additional debt incurred and assumed in acquisitions completed, and to the additional capital investment made.

Liquidity and Capital Resources
-------------------------------

During the six months ended March 31, 1999, the Company financed its operations from internally generated cash flow and bank borrowings.

At March 31, 1999, the Company's working capital was $2,291,000 which was a decrease of $224,000 from its working capital at September 30, 1998.

The Company primarily applied cash from additional borrowings from the Company's bank line of $4,398,000 for capital acquisitions and to pay down capital lease obligations and other debt. The major components of the net capital equipment additions were equipment for the Company's theatrical rental operations of approximately $3,950,000 and equipment additions to other rental operations (primarily video rental operations) of approximately $1,696,000.

During the second quarter of fiscal 1999, in connection with the issuance of a $3,000,000 letter of credit by Hampshire Equity Partners (HEP), formerly ING Equity Partners, L.P. I, in favor of the Company's lenders, the Company amended its bank agreement. As a result, the revolving credit line was reduced to $61,000,000, the covenants were modified for fiscal 1999 and the effects of prior defaults were eliminated either through waiver or modification of certain covenants. At March 31, 1999, the Company had approximately $1,400,000 available under its revolving line of credit.

The Company obtained a waiver from its lenders relating to certain financial covenants stated in its credit agreement that were in default as of March 31, 1999. The waiver was obtained in part on reliance that the Company will be able to obtain $45 million of financing in the form of senior and junior subordinated notes that the Company is in the process of raising. Approximately $13 million of the proceeds from this financing will be used to repay a portion of the bank debt. The remaining funds would be available for acquisitions and other corporate purposes. To date, the Company has received proposals, subject to various contingencies, for $35 million. While there can be no assurances regarding the successful completion of this financing, the Company believes it will be able to obtain the further commitments necessary, and to clear all the contingencies prior to June 30, 1999, the next covenant measurement date.

The terms of the financing, which have not been formalized, may include the issuance of warrants to acquire common stock of the Company. Any such warrants would be dilutive to existing holders of the Company's common stock.

During the next twelve months, the Company expects to purchase new capital equipment to allow its operations to be more efficient, support growth and to control cost. The Company expects to finance its capital acquisition program through a combination of cash generated from operations and borrowings under its bank line, and the other financings that the Company is pursuing. The Company believes it will be able to obtain additional financing that will provide sufficient funds to meet its anticipated requirements for working capital and capital acquisitions during the next twelve months.

Impact of Year 2000
-------------------

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based on extensive assessments, the Company determined that it will be required to modify some portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated.

The Company's plan to resolve the Year 2000 Issue involves the following five phases: (1) inventorying Year 2000 items; (2) assessing the Year 2000 compliance of items determined to be material to the Company; (3) repairing or replacing material items that are determined not to be Year 2000 compliant; (4) testing material items; (5) implementation. To date, the Company has completed the first four phases and is in the process of implementation. The completed assessment indicated that most of the Company's significant information technology systems would not be affected, particularly the general ledger, billing and inventory systems. The non-IT systems were assessed and are not material to the Company's operations.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

For its information technology exposures, the Company has completed the inventorying phase, assessment phase and replacement and testing phase. The Company is currently in the implementation phase. Completion of the implementation phase for all significant systems is currently in process.

Nature and Level of Importance of Third Parties and their Exposure to the Year 2000

The Company does not interface directly with third party vendors with regards to shared information systems. The Company has queried its significant suppliers and subcontractors that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

Costs

The Company will utilize both internal and external resources to replace, test, and implement the software and certain hardware for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $150,000 and will be funded through operating cash flows. To date, the Company has incurred approximately $100,000 related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $10,000 is attributable to the purchase of new software and hardware and remaining consulting time, which will be capitalized. The remaining $40,000 relates to internal systems development.

Risks

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. The hardware and software that the Company is installing is known to be Year 2000 compliant. Risk of failure should therefor be limited only to the timing or speed of the installation. As noted above, the Company has not yet completed the final phases of the Year 2000 program. Disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plan

The Company is in the implementation phase (the last phase), and does not believes that a contingency plan is required at this time. However, contingency plans would include outsourcing these services.

Readers are cautioned that forward-looking statements contained in this Year 2000 disclosure should be read in conjunction with the Company's disclosures under the heading, "Special Note on Forward-looking Statements," beginning on page 12 above. Readers should understand that the dates on which the Company believes the Year 2000 project will be completed are based upon Management's best estimates, which were derived utilizing numerous assumptions of future events, including the availability of certain resources, third-party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, or that there will not be a delay in, or increased costs associated with, the implementation of the Company's Year 2000 Compliance Project. Specific factors that might cause differences between the estimates and actual results include, but are not limited to, the availability and cost of personnel trained in these areas, the ability to locate and correct all relevant computer code, timely responses to and corrections by third parties and suppliers, the ability to implement interfaces between the new systems and the systems not being replaced, and other similar uncertainties. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third parties and the inter-connection of national and international businesses, the Company cannot ensure its ability to timely and cost-effectively resolve problems associated with the Year 2000 issue which may affect its business operations, or expose it to third party liability.

PART II.  Other Information

Items 1,2,3, 4,and 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K

               (a) The following exhibits are filed herewith:

                        27  Financial Data Schedule (in Edgar filing only)

               (b) The Company did not file any reports on Form 8-K during the three months ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q for the period ending March 31, 1999, to be signed on its behalf by the undersigned hereunto duly authorized.


                                         MATTHEWS STUDIO EQUIPMENT GROUP
                                                   (Registrant)



Date: May 21, 1999                       By:  /s/ Carlos D. De Mattos
                                         ------------------------------------
                                                  Carlos D. De Mattos
                                             Chairman of the Board, Chief
                                             Executive Officer, & President


                                         By:  /s/ Alan S. Unger
                                         ------------------------------------
                                                  Alan S. Unger
                                             Chief Financial Officer