Form 10-Q
period 1999-06-30
MATTHEWS STUDIO EQUIPMENT GROUP
filed 1999-08-16
CIK 855575

                                 United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                                   (Mark one)

     [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended June 30, 1999
                          -------------

                                       or

     [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from __________________  to  __________________

     Commission file number 0-18102
                            -------

                        MATTHEWS STUDIO EQUIPMENT GROUP
                        -------------------------------
             (Exact name of registrant as specified in its charter)

          California                                      95-1447751
        ----------------------------------------------------------------
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

       3111 North Kenwood Street, Burbank, CA                91505
       -----------------------------------------------------------------
       (Address of principal executive offices)            (Zip Code)

                                (818) 525-5200
                                --------------
             (Registrant's telephone number, including area code)


  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, No Par Value
                                                  --------------------
9,423,952 shares as of August 3, 1999
-------------------------------------

                                     Index

                Matthews Studio Equipment Group and Subsidiaries


Part I.   Financial Information

Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets - June 30, 1999 and September 30, 1998

          Condensed consolidated statements of operations - Three months ended June 30, 1999 and 1998
                                                          - Nine months ended June 30, 1999 and 1998

          Condensed consolidated statements of cash flows - Nine months ended June 30, 1999 and 1998

          Notes to condensed consolidated financial statements - June 30, 1999

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information
Item I.  Financial Statements (Unaudited)

               Matthews Studio Equipment Group and Subsidiaries
                     Condensed Consolidated Balance Sheets
                    ($ in thousands, except share amounts)

                                                                      June 30,                September 30,
                                                                        1999                      1999
                                                                     ---------                 ---------
                                                                    (Unaudited)                  (Note)
ASSETS:
Current Assets:
 Cash and cash equivalents                                           $       -                 $     331
 Accounts receivable, less allowance for
  doubtful accounts of $1,243 at June 30,
  1999 and $1,259 at September 30, 1998                                  9,188                     8,981
 Current portion of net investment in finance
  and sales-type leases                                                    302                       353
 Inventories                                                             3,770                     3,783
 Prepaid expenses and other current assets                                 828                       536
 Income tax refund receivable                                              754                     1,045
 Deferred income taxes                                                   1,797                       753
                                                                     ---------                 ---------
     Total current assets                                               16,639                    15,782
Property and equipment, net                                             50,997                    51,650
Net investment in financed sales-type leases,
 less current portion                                                      165                       248
Goodwill less accumulated amortization of $1,384 at June 30,
 1999 and $681 at September 30, 1998                                    22,290                    23,168
Other assets                                                             5,746                     3,538
                                                                     ---------                 ---------
     Total assets                                                    $  95,837                 $  94,386
                                                                     =========                 =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
 Accounts payable                                                    $   6,767                 $   4,634
 Accrued liabilities                                                     4,372                     3,946
 Current portion of long-term debt and capital lease obligations         4,482                     4,687
                                                                     ---------                 ---------
     Total current liabilities                                          15,621                    13,267
Long-term debt and capital lease obligations less current portion       79,550                    74,691
Deferred income taxes                                                    3,815                     3,815
Shareholders' equity:
 Preferred stock, no par value, authorized
  1,000,000 shares; issued and outstanding
  one share at June 30, 1999 and September 30, 1998                          -                         -
 Common stock, no par value, authorized
  20,000,000 shares; issued and outstanding 9,350,000 shares at
  June 30, 1999 and 9,110,000 shares at September 30, 1998               7,731                     7,144
 Retained earnings                                                      (1,298)                    5,051
                                                                     ---------                 ---------
                                                                         6,433                    12,195

Less retired common stock (1,916,450 shares at
 June 30, 1999 and September 30, 1998)                                   9,582                     9,582
                                                                     ---------                 ---------
     Total shareholders' equity (deficit)                               (3,149)                    2,613
                                                                     ---------                 ---------
     Total liabilities and shareholders' equity                      $  95,837                 $  94,386
                                                                     =========                 =========


Note: The balance sheet at September 30, 1998 had been derived from the audited financial statements as of that date.
      The accompanying notes are an integral part of these consolidated financial statements.

               Matthews Studio Equipment Group and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                    ($ in thousands, except per share data)


                                                       Three Months Ended                    Nine Months Ended
                                                            June 30,                              June 30,
                                                     1999              1998              1999                1998
                                                  --------          --------           --------            --------
Revenue from rental operations                    $  9,491          $  9,412           $ 28,826            $ 23,448
Net product sales                                    4,242             7,699             14,554              20,064
                                                  --------          --------           --------            --------
                                                    13,733            17,111             43,380              43,512

Costs and expenses:

  Cost of rental operations                          6,078             5,747             18,125              13,949
  Cost of sales                                      3,369             5,215             11,063              13,678
  Selling, general and administrative                5,280             5,525             15,154              14,484
  Restructuring charge                                   -                 -                423                   -
  Interest, net                                      1,851             1,883              5,564               4,128
                                                  --------          --------           --------            --------
                                                    16,578            18,370             50,329              46,239

Loss before income taxes                            (2,845)           (1,259)            (6,949)             (2,727)
Benefit for income taxes                                 -              (351)              (600)               (946)
                                                  --------          --------           --------            --------
     Net loss                                     $ (2,845)         $   (908)          $ (6,349)           $ (1,781)
                                                  ========          ========           ========            ========

Loss per common share, basic and
  diluted                                         $  (0.31)         $  (0.08)          $  (0.69)           $  (0.16)
                                                  ========          ========           ========            ========

The accompanying notes are an integral part of these consolidated financial statements.

               Matthews Studio Equipment Group and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                               ($ in thousands)

                                                                      Nine Months Ended June 30,

                                                                      1999                1998
                                                                    --------            ---------
Operating activities:
Net loss                                                            $ (6,349)            $ (1,781)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
  Provision for doubtful accounts                                         53                  354
  Depreciation & amortization                                          8,862                6,148
  Deferred income taxes                                                 (887)                   -
  Gain on sale of assets                                                (656)                (387)
  Changes in operating assets and liabilities net of
   effects from acquisitions:
    Accounts receivable                                                 (260)              (1,447)
    Inventories                                                           13                 (573)
    Net investment in leases                                             134                  543
    Prepaids and other assets                                         (2,251)                (536)
    Income tax refund receivable                                         291               (1,000)
    Accounts payable and accrued liabilities                           2,559               (2,692)
                                                                    --------             --------

Net cash provided by (used in) operating activities                    1,509               (1,371)


Investing activities:
Payments for acquisitions                                                                 (30,770)
Purchase of property and equipment                                    (6,743)              (8,971)
Proceeds from sale of property and equipment                             192                  566
                                                                    --------             --------

Net cash used in investing activities                                 (6,551)             (39,175)

Financing activities:
Proceeds from exercise of stock options and warrants                     587                   91
Proceeds from borrowings                                               5,100               42,021
Repayment of borrowings                                                 (976)              (1,818)
                                                                    --------             --------

Net cash provided by financing activities                              4,711               40,294

Net decrease in cash and cash equivalents                               (331)                (252)

Cash and cash equivalents at beginning of period                         331                  393
                                                                    --------             --------

Cash and cash equivalents at end of period                          $      0             $    141
                                                                    ========             ========

The accompanying notes are an integral part of these consolidated financial statements.

               Matthews Studio Equipment Group and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)
                               ($ in thousands)

                                                                       Nine Months Ended
                                                                            June 30,
                                                                    1999               1998
                                                                  --------           --------
Schedule of noncash investing and financing
    transactions:
        Common stock issued for acquired company                  $    -             $   884
        Capital lease obligations incurred                           1,699               -
        Note received for sale of assets                             1,289               -
Additional disclosures:
    Cash paid during period for:
        Interest                                                     4,792             3,983
        Income taxes                                                   165                50




The accompanying notes are an integral part of these consolidated financial statements.

               Matthews Studio Equipment Group and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   General

Presentation

The accompanying unaudited condensed consolidated financial statements of Matthews Studio Equipment Group and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 1999. For further information refer to the consolidated financial statements and footnotes thereto included in the Matthews Studio Equipment Group annual report on Form 10-K for the year ended September 30, 1998.

Business

The Company sells, leases and rents audio, video, theatrical, film and production equipment and accessories, to the motion picture, television, and corporate, theatrical, video and photography industries. In addition, the Company is developing an Internet business which is being designed as the entertainment industry's true "one-stop shop" online resource for production information, equipment and merchandise. The Company operates in one business segment and provides, as a single source, the necessary production equipment, which is otherwise only available, by using many different suppliers. The Company supplies equipment such as lights, grip lighting supports, professional video equipment, camera mounts, tripods, pedestals, fluid heads, camera dollies, portable camera cranes, power generators and production trucks. In addition, the Company has fully operational and equipment supplied soundstages and studios.

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

Other Assets - Included in other assets are loan fees that are being amortized as interest expense over the term of the bank facility. Other assets also include cost to purchase and develop software. The Company capitalizes certain internal software development costs. Capitalization ends when the software is put into service and amortization of these costs is computed using the straight-line method over five years. Other assets also include certain five year promissory notes from the sale of equipment with interest at accruing 8.5% per annum.

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

Revenue Recognition - The Company recognizes revenue from rentals under operating leases when they are earned and recognizes product sales upon shipment.

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

Restructuring Charge - During the first nine months of fiscal 1999, the Company recorded a restructuring charge of $423,000 ($385,000 after tax or $0.04 per share). This charge pertains primarily to the closure of the Company's northeastern video rental operations. Costs incurred for severance, lease termination, and property evacuation are included in the restructuring charge.

Income Taxes - The Company utilizes the liability method to determine the provision for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. For the nine months ended June 30, 1999 and 1998, effective income tax rates of 9% and 35% were utilized, respectively.

Long-Lived Assets - Long-lived assets used in operations are reviewed periodically to determine that the carrying values are not impaired and if indicators of impairment are present or if long-lived assets are expected to be disposed of, impairment losses are recorded.

Financial Statement Presentation - Certain balances from the June 30, 1998, financial statements have been reclassified to conform to the June 30, 1999 presentation.

               Matthews Studio Equipment Group and Subsidiaries
            Notes to Consolidated Financial Statements (continued)
                                  (Unaudited)


3.   Earnings Per Share

The following is the computations for EPS. The computations for basic and diluted EPS are the same because the effect of outstanding warrants and options are antidilutive for all periods:


                                                                   For the Three Months Ended June 30,
                                   ------------------------------------------------------------------------------------------------
                                                       1999                                               1998
                                   --------------------------------------------        --------------------------------------------
                                      Loss            Shares         Per-Share            Loss           Shares          Per-Share
                                   (Numerator)     (Denominator)      Amount           (Numerator)    (Denominator)       Amount
                                   -----------     -------------    -----------        -----------    -------------     -----------
Basic and diluted EPS:
Loss available
  to common stockholders            $ (2,845)         9,321          $ (0.31)          $  (908)          11,020          $ (0.08)
                                                                     ========                                            ========


                                                                   For the Nine Months Ended June 30,
                                   ------------------------------------------------------------------------------------------------
                                                       1999                                               1998
                                   --------------------------------------------        --------------------------------------------
                                      Loss            Shares         Per-Share            Loss           Shares          Per-Share
                                   (Numerator)     (Denominator)      Amount           (Numerator)    (Denominator)       Amount
                                   -----------     -------------    -----------        -----------    -------------     -----------
Basic and diluted EPS:
Loss available
  to common stockholders            $ (6,349)         9,230          $ (0.69)          $  (1,781)        11,001          $ (0.16)
                                                                     ========                                            ========

Options and warrants to purchase 4,182,830 shares of common stock at a range of $2.00 to $4.74 per share, for the three months and nine months ended June 30, 1999, were outstanding during the periods yet excluded from the computation of diluted EPS because as a result of the net loss the options were antidilutive.

Options and warrants to purchase 4,616,864 shares of common stock at a range of $1.00 to $4.74 per share, for the three months and nine months ended June 30, 1998, were outstanding during the periods yet excluded from the computation of diluted EPS because as a result of the net loss the options were antidilutive.

During the nine months ended June 30, 1999, 240,634 shares of common stock were issued upon exercise of stock options and warrants.

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

                                      Three Months Ended                 Nine Months Ended
                                           June 30,                          June 30,
                                   1999              1998             1999             1998
                                 --------------------------------------------------------------
                                           ($ in thousands, except per share data)
Net loss
     As reported                 $ (2,845)       $   (908)          $ (6,349)       $ (1,781)
     Pro forma                     (2,902)           (933)            (6,520)         (1,856)


Net loss per share,
     basic and diluted
     As reported                 $  (0.31)       $  (0.08)          $  (0.69)       $  (0.16)
     Pro forma                      (0.31)          (0.08)             (0.71)          (0.17)

4.   Acquisitions

The pro forma results of operations for the nine months ended June 30, 1998 assuming consummation of the acquisition of Four Star and Olesen and disposal of the manufacturing operations as of October 1, 1997 are as follows ($ in thousands, except per share data):

                                    Nine Months Ended
                                        June 30,
                                          1998
                                   -------------------
Net revenue                            $ 39,762
Net loss                                 (2,294)
Net loss per common share,
     basic and diluted                    (0.25)

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

Results of Operations

Overview

The Company continued its principal strategy of expanding and strengthening its equipment rental operations during the first nine months of fiscal 1999, and of developing its Internet business that was launched late in the third quarter of fiscal 1999. In addition, the Company continued to focus on opportunities to provide its products and services from outlets located in different parts of the United States as well as expanding its product lines. The development of a marketing and distribution network in select geographic marketplaces throughout the United States enabled the Company to improve rental asset utilization and expand the Company's core businesses.

On June 21, 1999, the Company launched ShowbizMart.com, an online resource for finding entertainment production suppliers, crew members, equipment, expendables, memorabilia and online auction. ShowbizMart.com is being designed as new network of Web sites built for industry and consumers.

Company revenues for the first nine months of fiscal 1999 decreased to $43,380,000, a decrease of $132,000 or 0.3% over the first nine months of fiscal 1998. In addition, EBITDA (earnings before interest expense, income taxes, depreciation and amortization) decreased to $7,477,000 in the first nine months of fiscal 1999 as compared to $7,549,000 in fiscal 1998. The Company's revenues and EBITDA for the first nine months of fiscal 1998 included $9,831,000 and $1,163,000 respectively from manufacturing operation which was sold during the fourth quarter of fiscal 1998. Net loss for the first nine months of fiscal year 1999 was $6,349,000 of $0.69 per share compared to net loss of $1,781,000 or $0.16 per share for the same period last year. The increase in net loss for the nine months ended June 30, 1999 versus 1998 was caused primarily by an increase of $1,400,000 and $2,700,000 in interest expense and depreciation and amortization respectively, and a $177,000 contribution to net income for the nine months ended June 30, 1998 by the manufacturing operations. Components of the Company's operating results are discussed below.

Three-Month Period ended June 30, 1999 and June 30, 1998
--------------------------------------------------------


Revenues From Rental Operations
-------------------------------

Revenues from rental operations were $9,491,000 for the third quarter of fiscal 1999, compared to $9,412,000 for the same period last year, an increase of $79,000 or 0.8%. Approximately 35% or $3,295,000 of rental revenues were generated by operations acquired in fiscal 1998. In addition, revenues from video equipment rentals increased $567,000 or 23% in the third quarter of fiscal 1999, to $3,089,000, up from $2,522,000 for the same period of fiscal 1998.

Net Product Sales
-----------------

Net equipment and supply sales were $4,241,000 for the third quarter of fiscal 1999, a decrease of $3,458,000 or 45%, from $7,699,000 for the third quarter of fiscal 1998. The decrease is primarily due to the disposal of the manufacturing operation during the fourth quarter of last year. Excluding the manufacturing operation (which accounted for $3,711,000 of the net equipment and supply sales of the third quarter of fiscal 1998), sales increased $253,000 or 6% over the third quarter of fiscal 1998. The increase is primarily due to the expansion into Las Vegas, Nevada at the end of the third quarter of fiscal 1998.

Gross Profit - Rental
---------------------

Gross profit on rental revenues was $3,413,000 or 36% of revenues for the third quarter of fiscal 1999 compared to $3,665,000 or 39% in fiscal 1998. Aggregate theatrical rental operations accounted for approximately $1,657,000 of gross profit on rental revenues. Production equipment rentals, primarily of lighting, grip, power generators and trucks accounted for approximately $1,155,000 and video equipment rentals accounted for approximately $601,000.


Gross Profit - Sales
--------------------

Gross profit on sales decreased from $2,484,000 in the third quarter of 1998 to $873,000 in the third quarter of 1999. Included in the 1998 results is gross profit of $1,380,000 from the manufacturing subsidiary. As a percentage of sales, gross profit was approximately 20% for the third quarter of fiscal 1999, compared to approximately 32% for the same period in fiscal 1998. The lower gross profit percentage was primarily attributable to the increase in expendable supply product sales, which have lower gross profit margins than did the equipment sales of the manufacturing operation. Some margin erosion has also resulted from the softening in the feature film business.


Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses were $5,280,000 for the third quarter of fiscal 1999 compared to $5,525,000 for the same period in fiscal 1998, an decrease of $245,000. As a percentage of sales, selling, general and administrative expenses were 38% for the third quarter of fiscal 1999 compared to 32% for the same period in fiscal 1998. The percentage increase is due primarily to costs and expenses incurred to expand the operations of the Company, including costs to pursue the growth strategy, improve the foundation for the operations, and improve and integrate business systems. These costs were incurred in anticipation of the growth in revenues, which has been negatively impacted by the softening in the feature film business.


Interest
--------

Interest decreased to $1,851,000 in the third quarter of fiscal 1999 from $1,883,000 in the third quarter of fiscal 1998. The interest cost approximates prior year's interest cost.


Nine-Month Period ended June 30, 1999 and June 30,, 1998
--------------------------------------------------------

Revenues From Rental Operations
-------------------------------

Revenues from rental operations were $28,826,000 for the nine months of fiscal 1999, compared to $23,448,000 for the same period last year, an increase of $5,378,000 or 23%. Approximately 36% or $10,432,000 of rental revenues were generated by operations acquired in fiscal 1998. Production equipment rentals, primarily of lighting, grip, power generators and trucks, decreased to approximately $11,175,000, a decrease of $1,312,000 or 17% from approximately $12,487,000, for the same period last year. The decrease is primarily due to the softening in the feature film business.

Net Product Sales
-----------------

Net equipment and supply sales were $14,554,000 for the first nine months of fiscal 1999, a decrease of $5,510,000 or --%, from $20,064,000 for the same period of fiscal 1998. The decrease is primarily due to the disposal of the manufacturing operations during the fourth quarter of last year. Excluding the manufacturing operations (which accounted for $9,831,000 of the net equipment and supply sales of the first nine months of last year), sales increased $4,320,000 or 42% over the first nine months of fiscal 1998. The increase is primarily due to the acquisition of Olesen in November 1997 and the expansion into Las Vegas, Nevada at the end of the third quarter of fiscal 1998.

Gross Profit - Rental
---------------------

Gross profit on rental revenues was $10,701,000 or 37% as a percentage of revenues for the first nine months of fiscal 1999 compared to $9,499,000 or 41% in fiscal 1998. Aggregate theatrical rental operations accounted for approximately $5,444,000 of gross profit on rental revenues. Production equipment rentals, primarily of lighting, grip, power generators and trucks accounted for approximately $4,009,000 and video equipment rentals accounted for approximately $1,248,000 in fiscal 1999. The decrease in gross profit percentage resulted primarily from general softening in the feature film business and the fixed nature of some costs such as depreciation. The Company experienced some price softening and margin erosion as a result of the slowdown in the feature film business. Depreciation expense for rental operations was $7,044,000 in the first nine months of fiscal 1999 compared to $5,061,000 in 1998.

Gross Profit - Sales
--------------------

Gross profit on sales decreased from $6,386,000 in the first nine months of fiscal 1998 to $3,491,000 in the first nine months of fiscal 1999. Included in the 1998 results is gross profit of $3,656,000 from the manufacturing subsidiary. As a percentage of sales, gross profit was approximately 24% for the first nine months of fiscal 1999, compared to approximately 32% for the same period in fiscal 1998. The lower gross profit percentage realized by the Company was primarily attributable to the increase in expendable supply product sales, which have lower gross profit margins than did the equipment sales of the manufacturing operation. Some margin erosion has also resulted from the softening in the feature film business.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses were $15,154,000 for the first nine months of fiscal 1999 compared to $14,130,000 for the same period in fiscal 1998, an increase of $670,000. As a percentage of sales, selling, general and administrative expenses were 35% for the first nine months of fiscal 1999 compared to 33% for the same period in fiscal 1998. The dollar increase is due primarily to costs and expenses incurred to expand the operations of the Company, including costs to pursue the growth strategy, improve the foundation for Company operations and improve and integrate business systems. These costs were incurred in anticipation of the growth in revenues, which has been negatively impacted by the industry slow down.

Restructuring Charge
--------------------


During the first nine months of fiscal 1999, the Company recorded a restructuring charge of $423,000. This charge pertains primarily to the closure of the Company's northeastern video rental operations. Costs incurred for severance, lease termination, and property evacuation are included in the restructuring charge.

Interest
--------

Interest increased to $5,564,000 in the first nine months of fiscal 1999 from $4,128,000 in the same period of fiscal 1998. The increase in interest costs is mainly due to additional debt incurred and assumed in acquisitions completed, and to the additional capital investment made.

Liquidity and Capital Resources
-------------------------------

During the nine months ended June 30, 1999, the Company financed its operations from internally generated cash flow and bank borrowings.

At June 30, 1999, the Company's working capital was $1,018,000 which was a decrease of $1,497,000 from its working capital at September 30, 1998.

The Company primarily applied cash from additional borrowings from the Company's bank line of $5,100,000 for capital acquisitions and to pay down capital lease obligations and other debt. The major components of the net capital equipment additions were equipment for the Company's theatrical rental operations of approximately $4,356,000 and equipment additions to other rental operations (primarily video rental operations) of approximately $2,067,000.

On June 30, 1999, the Company sold $10,000,000 of convertible senior subordinated notes ("Notes") to ING Equity Partners, L.P. I ("ING"), including funding of capital expenditures and further development of the Company's Internet business. In connection with the issuance of the Notes, the Company and its subsidiaries also entered into an amendment agreement for the Company's bank line of credit facility. This amendment agreement modified certain covenants under the bank line of credit and permitted the release of the $3,000,000 letter of credit issued by ING (U.S.) Capital LLC on January 12, 1999, as additional collateral for the Company's bank line of credit.

The Notes, which are secured by a junior and subordinated security interest in the Company's consolidated assets, will mature on June 30, 2005, and bear interest at twelve percent for the first year and eighteen percent thereafter. At the Company's option, interest on the Notes may be paid in cash or in kind (i.e., by the issuance of additional notes similar to the Notes). However, upon consummation of an equity offering by the Company which results in gross proceeds of $25,000,000 or more on or prior to June 30, 2000 (a "Qualified Equity Offering"), the principal amount of the Notes then outstanding plus accrued and unpaid interest thereon will automatically convert into shares of the Company's common stock ("Common Stock") at the subscription price to investors in such Qualified Equity Offering. If a Qualified Equity Offering has not been consummated on or prior to June 30, 2000, the Company will issue to the holders of the Notes 500,000 warrants to purchase Common Stock at $0.01 per share for each $10,000,000 of principal outstanding under the Notes.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

For its information technology exposures, the Company has completed the inventorying phase, assessment phase and replacement and testing phase. The Company is currently completing the implementation phase for all significant systems.

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

Risks

Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. The hardware and software that the Company is installing is known to be Year 2000 compliant. Risk of failure should therefore be limited only to the timing or speed of the installation. As noted above, the Company has not yet completed the final phases of the Year 2000 program. Disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

PART II.  Other Information

Items 1, 2, 3, 4, and 5 are not applicable.


Item 6.  Exhibits and Reports on Form 8-K


              (a)  The following exhibits are filed herewith:


                     27  Financial Data Schedule (in Edgar filing only)


              (b) Form 8-K dated June 30, 1999 relating to additional financing and debt waiver.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q for the period ending June 30, 1999, to be signed on its behalf by the undersigned hereunto duly authorized.



                                            MATTHEWS STUDIO EQUIPMENT GROUP
                                                      (Registrant)





Date: August 12, 1999            By:      /s/ Carlos D. De Mattos
                                 -----------------------------------------------
                                               Carlos D. De Mattos
                                 Chairman of the Board, Chief Executive Officer,
                                                 &  President












                                 By:        /s/ John D. Murray
                                 -----------------------------------------------
                                                John D. Murray
                                      Executive Vice President, Operations