Form 10-K
period 1999-09-30
MATTHEWS STUDIO EQUIPMENT GROUP
filed 2000-01-13
CIK 855575

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-K
             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999      Commission file number 0-18102


                        MATTHEWS STUDIO EQUIPMENT GROUP
                        -------------------------------
            (Exact name of registrant as specified in its charter)

                      California               95-1447751
                     -------------------------------------
            (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)         Identification No.)

            3111 North Kenwood Street, Burbank, CA           91505
           --------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)


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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    Yes [ ]   No [X]

At December 15, 1999, the aggregate market value of the Registrant's voting stock held by nonaffiliates of the Registrant was approximately $19,930,631. On December 15, 1999, Registrant's outstanding voting stock consisted of 9,994,252 shares of Common Stock, no par value.

                               TABLE OF CONTENTS
                                     PART I                              PAGE
                                                                         ----

Item 1.      BUSINESS......................................................  1

Item 2.      PROPERTIES....................................................  7

Item 3.      LEGAL PROCEEDINGS.............................................  8

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........  8

                                    PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS...........................................  9

Item 6.      SELECTED FINANCIAL DATA....................................... 10

Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS........................... 11

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISK................................................... 18

Item 8.      FINANCIAL STATEMENTS.......................................... 18

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE........................ 18

                                   PART III

Item 10.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT............ 19

Item 11.      EXECUTIVE COMPENSATION....................................... 21

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................... 24

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............... 26

                                    PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
              ON FORM 8-K.................................................. 27

SIGNATURES................................................................. 28

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
STATEMENT SCHEDULE AND REPORT OF INDEPENDENT AUDITORS...................... 29

INDEX TO EXHIBITS.......................................................... 56

                                    PART I

ITEM 1.  BUSINESS

Matthews Studio Equipment Group (the "Company") leases, rents, sells and distributes essential audio, video, film and production equipment to the motion picture, television, theatrical, corporate, video and photography industries. The Company provides, as a single source, the necessary production equipment, which is otherwise only available by using many different suppliers. The Company supplies equipment such as lights, grip lighting supports, professional video equipment, camera mounts, tripods, pedestals, fluid heads, camera dollies, portable and foldable camera cranes, power generators and production trucks, and its patented electronic Cam-Remote(R) and Mini-Mote(R) C.A.T.(R) Systems.

The Company has enhanced its available product lines through acquisitions. As a result, in recent years, the Company has also become a major supplier of video cameras and theatrical production equipment, as well as film cameras, fully operational soundstages and studios, complete with equipment needed for productions using these soundstages and studios.

The Company believes that it plays a significant role in both the entertainment and corporate industries by providing a single source outlet for production equipment. The Company won technical achievement awards from the Academy of Motion Picture Arts and Sciences and from the Academy of Television Arts and Sciences in 1986 and 1989, respectively; and an award from the Society of Operating Cameramen in 1996 for its Cam-Remote(R) Systems.

Beginning in the latter part of fiscal 1998 and continuing throughout fiscal 1999, the major producers of feature films initiated cost reduction practices, and focused on producing smaller budget films (which require less production equipment). Canada, with the benefit of favorable tax treatment and the weak Canadian dollar, has continued to compete for television and feature film production work that traditionally has been serviced by the entertainment production industry located in the Southern California area. Also, Australia recently has become a more effective competitor for motion picture production work through the use of lower costs to attract motion picture producers. These factors resulted in fewer films being shot in the United States and a significant reduction of production equipment needs which, in turn, resulted in greater competition among suppliers to the film industry. Production equipment suppliers responded to these pressures by substantially reducing their rental charges. In this fiercely competitive environment, the Company was forced to either reduce its rental charges or forego certain opportunities. The Company's profit margin from its feature film production equipment business was severely reduced during fiscal 1998 and 1999.

Demands for video production services in fiscal 1999 were higher than demands in fiscal 1998. However, throughout fiscal 1999 and the first quarter of fiscal 2000, cost cutting efforts adopted by the video production industry continued and competition from Canadian and Australian video production companies remained strong. These factors also resulted in intense competition among video equipment providers and forced a significant reduction of profit margins.

Conditions in the theatrical production business remained relatively constant during fiscal 1999 and 1998, and profit margins for the theatrical equipment rental business of the Company improved during fiscal 1999.

Improved results from the theatrical equipment rental business were not sufficient to offset the loss of profit margin from the video equipment rental business and reduced volume experienced by the Company's (feature film) production equipment business. The Company's cash flow declined significantly during fiscal 1999. In addition, while discussions are ongoing, the Company and a potential acquirer of the Company's video equipment rental assets have not come to a definitive agreement on the transaction. In consequence, the Company's independent auditors have expressed a reservation about the Company's ability to continue as a going concern. (See Consolidated Financial Statements.)

The Company has reallocated its resources during fiscal 1999 and the first quarter of fiscal 2000 to improve cash flow. The Company has closed or consolidated certain facilities. In addition, the Company has decided to dispose of certain certain assets which do not contribute satisfactorily to profit or which can generate significant cash upon disposition. The Company intends to use proceeds from these sales to reduce bank debt and other debt.

As noted, the Company has been in discussions with certain parties to sell the video equipment rental business conducted by the Company's Duke City Video, Inc. ("Duke City") subsidiary. Currently there is no firm commitment from any party, but the Company is continuing its negotiations with the goal of effecting a sale in the near future. The Company intends to use proceeds from a sale of this business to satisfy obligations that specifically apply to the business and then to reduce bank and other debt. The Company's management is devoting significant time and effort toward this goal. A sale of this business is subject to the consent of the Company's lenders. However, there is no assurance that the Company will succeed in effecting such a sale or that such a sale will be accomplished in the near future.

The Company also has been reviewing offers for a possible sale of the theatrical equipment rental business conducted by its Four Star Lighting, Inc. ("Four Star") subsidiary. The Company intends to use proceeds from the sale to reduce bank and other debt. However, if offers received do not meet the minimum conditions established by the Company, the Company will reconsider its position with respect to selling the Four Star theatrical equipment rental business. A sale of this business is also subject to the consent of the Company's lenders. There is no assurance that the Company will succeed in its efforts to sell this business or that a sale will be consummated in the near future.

Parallel with the efforts to dispose of certain businesses, the Company has been seeking equity financing to fund its operations. However, the Company's operating results for fiscal 1998 and 1999 may make obtaining such financing difficult.

The Company's operating results in fiscal 1999 resulted in its inability to comply with certain financial covenants in its primary credit facilities. The Company's lenders have waived the non-compliance through September 30, 1999 and have amended the credit facilities to reset certain financial covenants going forward. As part of the amended terms of the credit facility, the bank lenders have required that the Company's term loan (of which $14,000,000 is outstanding as of September 30, 1999) be repaid from the proceeds of the sale of certain assets expected in fiscal 2000 and that the revolving credit facility ($55,830,000 outstanding as of September 30, 1999) mature on January 31, 2001. Also, if the Company were to sell its video or theatrical operations prior to June 1, 2000, the Company's revolving credit facility will be reduced from $61,000,000 to $57,000,000 and $40,000,000, respectively. In consequence, the
Company will be negotiating with the bank lenders to roll the facility over. However, there is no assurance that the Company will succeed in doing so.

While Company management and personnel are focused on cost cutting efforts as well as the sale of certain businesses and raising of equity financing, there is no assurance that the Company will succeed in accomplishing any or all of its goals.

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

Rental Equipment

Production Equipment, Including Grip, Lighting and Power Generation. Hollywood Rental Company, LLC and HDI Holdings, Inc. (collectively "HRC"), both wholly-owned subsidiaries of the Company, supply the motion picture and television industry with a diverse range of production equipment, specializing in lighting and grip equipment, power generators and production trucks on a rental basis.

HRC offers a complete line of all levels of lighting and grip equipment, pre-packaged trucks and production vans, as well as varied supplies and services in support of its production packages. Additionally, Hollywood Rental Generators, a division of HRC, offers, on a rental basis, 40-foot and 45-foot production vans and 200 to 3,000 amp tow generators to support the power demands required in production environments. HRC has facilities in Burbank, California; Orlando, Florida; Charlotte, North Carolina; Salt Lake City, Utah; Cleveland and Cincinnati, Ohio; Louisville, Kentucky; Knoxville, Tennessee and Dallas, Texas.

HRC's Orlando, Florida facility is adjacent to the Disney/MGM production facilities. HRC occupies the facility and rents its production equipment pursuant to an arrangement entered in May 1998 between the Company and Disney Production Services, Inc. ("Disney Production Services").

In fiscal 1996, HRC commenced long-term equipment management and marketing arrangements with Seattle-based Jonas Jensen Studios, Inc. and Nashville-based D R & A, Inc., whereby these dealers managed an inventory of equipment on behalf of the Company. Due to the decreased film production in the U.S. previously discussed, the Company discontinued these arrangements during fiscal 1999.

HRC's rentals vary from short periods of time to the complete duration of the filming of a feature film or television series. HRC generally issues its invoices for these rentals weekly. The lessee typically is responsible for the loss, damage or destruction, whether by fire, other casualty or accident, of such equipment, and in the event of damage, the lessee also ordinarily agrees to pay the accrued rental plus the cost of necessary repairs. HRC's usual procedure is to require its lessees to furnish a certificate of insurance providing for comprehensive coverage, including liability, injury and property damage.

HRC's rental activities accounted for approximately 26.3 percent of the Company's revenues in fiscal 1999.

Theatrical Production Equipment. In April 1998, the Company added theatrical production equipment rental to its business, through the acquisition of Four Star.

Four Star supplies theatrical production equipment, including lighting, lighting support and sound equipment, to the theatrical production industry. Four Star is headquartered in Mount Vernon, New York and Four Star's equipment is regularly used by Broadway production companies. When a Broadway show goes on tour, Four Star's equipment often is rented by the production company for the tour locations as well. During fiscal 1999, Four Star's operations expanded to target the large theatrical "Broadway-type" productions in Las Vegas, Nevada.

Rental terms for Four Star vary with the duration of the shows it supports and in some cases extend beyond one year. Four Star generally issues its invoices for these rentals weekly. The lessee typically is responsible for the loss, damage or destruction, whether by fire, other casualty or accident, of such equipment, and in the event of damage, the lessee also ordinarily agrees to pay the accrued rental plus the cost of necessary repairs. Four Star's usual procedure is to require each of its lessees to furnish a certificate of insurance providing for comprehensive coverage, including liability, injury and property damage.

Four Star's rental activities accounted for approximately 19.8 percent of the Company's revenues in fiscal 1999. As discussed above, the Company is reviewing offers for the sale of Four Star.

Professional Broadcast Video Equipment. Duke City was acquired by the Company in 1997. Duke City specializes in the rental of professional broadcast video equipment (including cameras) to all sectors of the production community. Duke City provides video equipment production packages to its customers for television broadcasting events. Duke City's equipment inventory is diverse enough to handle its customers' needs for productions made inside the studio as well as outside the studio (i.e., "on location" productions). Duke City has operating outlets located in Dallas, Texas and Burbank, California.

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

Duke City's rental activities accounted for approximately 19.4 percent of the Company's revenues in fiscal 1999. As discussed above, the Company has been in discussions to sell the Duke City business.

Cam-Remote(R) and Mini-Mote(R) C.A.T.(R) Systems. Matthews Studio Electronics, Inc., a wholly-owned subsidiary of the Company ("Studio Electronics"), manufactures and rents Cam-Remote(R) and Mini-Mote(R) C.A.T. Systems (the "Systems") under short-term rental and long-term lease arrangements. The business of Studio Electronics is being managed by E. F. Nettmann & Associates, Inc. ("Nettmann") under a management agreement between Nettmann and Studio Electronics ("Management Agreement"). Nettmann's president and principal shareholder is Ernst F. Nettmann, who served as a director of the Company until September 1999. See Item 13, Certain Relationships and Related Transactions.

The Company and Nettmann jointly support the invention and marketing of products that fall under the auspices of Studio Electronics. The Systems utilize state-of-the-art electronic circuitry to duplicate delicate hand motions and enable the operator remotely to pan, tilt, zoom and focus any film or video camera.
The Systems are available for rental or long term lease and, in fiscal 1996, the Company also began to market and sell the Mini-Mote(R) C.A.T.(R) Systems. Revenues from the aggregate of these activities accounted for less than one percent of the Company's revenues in fiscal 1999.

ShowbizMart.com

On June 21, 1999, the Company launched its internet web site called "ShowbizMart.com". The primary purpose of this web site is to expand the Company's ability to market its products and services through business-to-business e-commerce. In addition, the web site contains segments for business-to-consumer marketing, which initially has been focused on auctions and sales of entertainment related memorabilia and merchandise. The Company continues to develop ShowbizMart.com with the goal of making this web site the entertainment industry's "one stop shop", comprehensive online resource for production news, information, professional equipment and expendables, as well as consumer-oriented merchandise. Showbizmart.com is also designed to facilitate entertainment production coordination and planning throughout North America.

The products and services offered through ShowbizMart.com to the entertainment production and consumer markets are listed below:

Entertainment Production Services:

 .  Equipment and expendable sales;

 .  Online auctions of new and used production equipment;

 .  Full service production capability;

 . National directories of production crews, suppliers, locations, and licensing sources;

 . Other value-added services including shipping, financing, and travel arrangements; and

 .  Industry-related news, training, and safety information.

Consumer Entertainment Services:

 .  Proprietary props and industry memorabilia auctions;

 .  Entertainment industry-related merchandise sales;

 .  Entertainment industry news, editorial, and interactive services; and

 .  Behind-the-scenes production information.

Revenues from ShowbizMart.com accounted for less than one percent of the Company's revenues during fiscal 1999.

Matthews and other third party suppliers, (v) associate and referral programs with other web-based vendors with processing and fulfillment capability, (vi) full production services packaging, (vii) wholesale distribution of licensed merchandise and memorabilia, (viii) direct marketing via third party relationships.

Sales

Production and Theatrical Supplies and Products. As part of its goal to be a full service, one-source supplier to the entertainment industry, the Company sells many different supplies, which are generally consumed in the production process. These include art and cleaning products, hardware and tools, draperies, light bulbs, tape, paint, gels, lubricants, lumber and other miscellaneous items. Through the acquisition of the assets of Hollywood, California-based Olesen, the Company added theatrical supplies and products to its product sales in fiscal 1998. These supplies are sold by Matthews Studio Sales, Inc. (also known as Expendable Supply Sales or ESS), from facilities in Hollywood and Burbank, California; Charlotte, North Carolina; and Orlando, Florida.

Sales from these supplies accounted for approximately 34.1 percent of the Company's revenues in fiscal 1999.

Marketing

The Company's rental equipment is rented through representatives employed by the Company. The Company's Cam-Remote(R) and Mini-Mote(R) C.A.T.(R) Systems are rented by the Company's representatives and by independent dealers in North America, Europe and Asia. The Company supplies its rental equipment to a wide range of customers.

Vendors and Suppliers

The Company purchases products, components, raw materials and services as required from numerous suppliers, no one of which accounted for more than 10 percent of the Company's purchases in fiscal 1999. The Company believes that there are adequate alternative sources of supply at commercially reasonable rates for all products (including grip equipment), materials and services required for its operations.

Competition

The Company competes with numerous equipment rental companies, distributors, manufacturers and suppliers of production and/or theatrical equipment for commercial use. The Company believes that some of these entities are larger and better capitalized than the Company. The principal competitive factors in the industries serviced by the Company are product quality, product availability, product support services, innovation and pricing.

The Company is aware of three principal competitors in the theatrical equipment rental market. The Company's theatrical equipment operations also compete with numerous small rental companies. The Company is aware of two principal competitors in the video equipment rental market. The Company's video equipment operations also compete with numerous rental companies.

The Company believes that its domestic and international marketing network and the quality of its products allow it to compete favorably in each of its business lines other than video equipment rental. The Company believes that the quality and quantity of its production equipment rental inventory coupled with the Company's reputation for reliability, versatility, performance and competitive pricing will enable the Company to effectively compete in the entertainment production industry and the still photography industry.

Patents, Trademarks and Licenses

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

Based on a recent assessment, the Company expects that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that with the upgrades it installed, the Year 2000 issue will not pose significant operational problems for its computer systems. The Company did not incur any significant costs for Year 2000 upgrades, as most of its systems were either Year 2000 compliant or were capable of being upgraded without significant expense.

The Company has communicated with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely have been converted and will not have an adverse effect on the Company's systems. The Company has determined it has no exposure to contingencies related to the Year 2000 issue for the products it has sold.

Employees

The Company had approximately 292 employees at September 30, 1999 (284 full-time, eight part-time). Four Star's employees (approximately 34) are represented by the International Alliance of Theatrical Stage Employees, AFL-CIO, and Four Star has entered into contractual arrangements with such union in respect of its employees in New York and in Los Angeles which expire in December 31, 2002 and January 31, 2001, respectively.

ITEM 2. PROPERTIES

In May 1997, the Company relocated its corporate and principal rental and sales offices to a facility with approximately 193,000 square feet in Burbank, California. This facility also houses the Company's principal warehouse and showroom space. The facility is leased from an unrelated party, at an aggregate monthly rent of approximately $46,000 under a lease scheduled to expire in 2002. In addition, the Company leases from other unrelated parties an aggregate of approximately 174,000 square feet of sales office, warehouse and showroom space in (i) Burbank and Hollywood, California, (ii) Dallas, Texas, (iii) Charlotte, North Carolina, (iv) Las Vegas, Nevada, (v) Knoxville, Tennessee, (vi) Louisville and Covington, Kentucky, (vii) Mount Vernon, New York, (viii) Salt Lake City, Utah, (ix) Orlando, Florida and (x) Cincinnati, Ohio at an aggregate monthly rent of approximately $60,000.

During fiscal year 1997, the Studio Electronics operation, which is managed by Nettmann, was relocated to a facility leased by Nettmann from an unrelated party. The Company reimburses Nettmann approximately $3,000 per month in rental costs.

The Company also leases approximately 49,000 square feet of office and warehouse space in Hollywood, California, from an affiliate of the Vice President of Marketing for Olesen at a monthly rent of approximately $17,000, and approximately 43,000 square feet of office, warehouse, soundstage, and studio in Covington, Kentucky and Cincinnati, Ohio, from an affiliate of HDI Holdings, Inc. at an aggregate monthly rent of approximately $31,000. See Item 13, Certain Relationships and Related Transactions.

During fiscal year 1997, the Company acquired, in the Duke City acquisition, land and a building located in Albuquerque, New Mexico, which includes a soundstage and studio, rental office, warehouse and showroom space. See Item 1, Business. The Company also acquired, as part of the Four Star acquisition, land and a building located in Los

Angeles, California which consists of office and warehouse space. This property was sold to an unrelated party on November 30, 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on September 22, 1999. At the meeting, votes were held on the election of directors and approval of the Company's 1999 Performance Plan. The 1999 Performance Plan, which is intended to provide additional incentives for the Company's Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, provides for the issuance of non-qualified options for a total of 900,000 shares of common stock. Votes cast for, against, or withheld, as well as abstentions and broker non-votes, as to each of the matters considered at the annual meeting are set forth below.

Election of Directors

The number of votes cast for each nominee and number of votes withheld is set forth below.

        Name                                   For             Withheld
        ----                                   ---             --------
        Carlos D. DeMattos                     5,397,531             36,600
        John A. Alonzo                         5,397,531             36,600
        Francis W. Costello                    5,397,531             36,600
        Jerome E. Farley                       5,397,531             36,600
        Benjamin P. Giess                      5,397,531             36,600
        Anil Sharma                            5,397,531             36,600
        Frederick W. Whitridge, Jr.            5,397,531             36,600

Approval of 1999 Performance Plan

             For          Against         Abstain         Broker Non-Votes
             ---          -------         -------         ----------------
          5,276,875       151,256          6,000                  0

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Commencing November 18, 1998, the Company's common stock is included in the Nasdaq SmallCap Market under the symbol "MATT." Prior to that time, the Company's common stock was included in the Nasdaq National Market under the symbol "MATT." The Company's common stock was moved to the Nasdaq SmallCap Market as a result of The Nasdaq Stock Market's inquiry into whether the Company met all requirements for continued listing on the Nasdaq National Market.

As of December 15, 1999, there were 9,994,252 shares of common stock outstanding, held by approximately 180 shareholders of record. The Company believes there are in excess of 2,114 beneficial holders based on prior proxy listings. The following table sets forth the high and low bid prices for the Company's common stock, for the quarterly periods ended as shown:

                                                      (High)           (Low)
          (Fiscal year 1998)
          December 31, 1997                               $ 4 3/4     $3 11/16
          March 31, 1998                                   4 1/16      3 15/32
          June 30, 1998                                     5 3/8            4
          September 30, 1998                               3 5/16        2 3/8

          (Fiscal year 1999)
          December 31, 1998                               $ 3 1/2     $  1 3/4
          March 31, 1999                                    7 1/8        2 7/8
          June 30, 1999                                    10 7/8        4 1/8
          September 30, 1999                                9 3/4        3 5/8

          (First Quarter Fiscal Year 2000)                 $3 1/8      2 15/16

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

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data as of and for the five years ended September 30, 1999 are derived from the consolidated financial statements of Matthews Studio Equipment Group and Subsidiaries, which have been audited by Ernst & Young LLP, independent auditors. The data set forth in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Company's Consolidated Financial Statements and the Notes thereto, and the other financial information included elsewhere in this Annual Report on Form 10-K.


                                           SELECTED  FINANCIAL  DATA
                                     (in thousands, except per share data)

                                                                    1999        1998        1997        1996        1995
                                                                  ---------   ---------   ---------   ---------   ---------
Revenues from rental operations                                   $ 39,434    $ 33,317     $25,589     $14,125     $12,797
Net product sales                                                   20,368      27,954      20,769      16,079      14,554
                                                                  --------    --------     -------     -------     -------
Total revenue                                                       59,802      61,271      46,358      30,204      27,351

Gross profit - rental operations                                    13,526      13,043      11,070       6,109       5,301
Gross profit - sales                                                 3,560       8,770       6,688       5,822       4,562
                                                                  --------    --------     -------     -------     -------
Total gross profit                                                  17,086      21,813      17,758      11,931       9,863

Income (loss) before extraordinary item (Footnote 2)               (20,172)         49       1,706       1,003         208
Net income (loss) (Footnote 2)                                     (20,172)         49       1,512       1,003      (2,020)

Net income (loss) per common share - basic (Footnote 2):

  Income (loss) before extraordinary item                         $  (2.17)   $   0.00     $  0.16     $  0.10     $  0.02
  Extraordinary item                                                     -           -       (0.02)          -       (0.22)
  Net income (loss) per share                                        (2.17)       0.00        0.14        0.10       (0.20)

Net income (loss) per common share-diluted (Footnote 2):
  Income (loss) before extraordinary item                            (2.17)       0.00        0.15        0.10        0.02
  Extraordinary item                                                     -           -       (0.02)          -       (0.22)
  Net income (loss) per share                                        (2.17)       0.00        0.13        0.10       (0.20)

Cash provided by (used in) operations                             $  2,908    $  4,669     $ 2,216     $ 4,698     $(1,168)
Cash used in investing activities                                  (12,840)    (42,420)     (9,476)     (5,789)     (3,177)
Cash provided by financing activities                                9,991      37,689       7,191       1,115       4,048
EBITDA from operations (Footnote 1)                                 11,550      14,011       9,650       6,043       4,849
Total assets (Footnote 2)                                           91,227      94,386      61,871      34,484      30,703
Working capital (Footnote 2)                                       (10,303)      2,515       9,662       7,953       7,872
Net property and equipment (Footnote 2)                             54,168      51,650      35,187      20,339      17,226
Long term debt and capital lease obligations (Footnote 2)           83,111      74,691      36,715      18,914      17,664
Shareholders' equity (accumulated deficit) (Footnote 2)            (16,571)      2,613      11,170       9,074       8,054

/1/ EBITDA represents earnings before taxes, interest expense, depreciation and amortization. The EBITDA for 1999 excludes $9,228,000 of non-recurring charges described in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The EBITDA for 1998 included the $3,963,000 gain on sale of the Manufacturing Operations. The EBITDA for 1997 and 1995 are before the extraordinary item. The Company believes that EBITDA serves as a financial analysis tool for measuring financial information such as operating performance and leverage ratios. EBITDA should not be considered by the reader as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flows as a measure of liquidity.

/2/ During the year ended September 30, 1998, the Company adopted the Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128") which established standards for computing and presenting earnings per share for publicly-held common stock or potential common stock. All periods presented reflect the adoption of SFAS No. 128 and the impact on amounts previously reported was not material. The income and related per share amounts shown above for fiscal year 1998 includes a $3,963,000 gain on sale of the Manufacturing Operations. In addition, the balance sheet data shown above in fiscal year 1998 reflects the disposition of the Manufacturing Operations. The total assets and liabilities of the Manufacturing Operations on the date of sale were approximately $10,561,000 and $6,610,000, respectively. The shareholders' equity was reduced by $9,582,000, as a result of the retirement of Company common stock received in the tran saction.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

During fiscal 1999, the Company incurred a net loss of $20,172,000. This loss resulted from a combination of factors, the most significant of which were "runaway productions" (fewer feature films whose principal photography was conducted in the United States), shrinking margins, increased interest costs and write-downs of long-term assets (principally goodwill). See Item 1, Business, for further discussion of the Company's recent operations and the fact that the Company's independent auditors have added a paragraph to their auditors' report expressing doubt regarding the Company's ability to continue as a going concern. Also contributing to the net loss, but to a lesser extent, were provisions for costs to shut down certain of the Company's facilities, and settlement of a litigation matter in the fourth quarter.

The combination of the shrinking marketplace, increased competition and operating loss has caused the Company to re-examine its allocation of resources. Among other actions, the Company has decided to close or consolidate certain facilities and attempt to dispose of certain assets which do not contribute satisfactorily to profit, or which can generate significant cash upon disposition to reduce bank debt and related interest. This reallocation of resources will continue at least into the second quarter of fiscal 2000. See
Item 1, Business.

The Company's operating results in fiscal 1999 resulted in its inability to comply with certain financial covenants in its principal credit facilities. The bank lenders have waived the non-compliance through September 30, 1999 and have amended the Credit Agreement to reset certain financial covenants. However, the bank lenders have also imposed accelerated maturity dates for the borrowings under the facility. See "Liquidity and Capital Resources -- The Senior Secured Credit Facility".

Year ended September 30, 1999, compared
to year ended September 30, 1998
--------------------------------

Revenues from Rental Operations

Revenues from rental operations increased $6,117,000 from $33,317,000 to $39,434,000. This increase was largely the result of the following factors: a full year's operation of the theatrical rental operations acquired in the third quarter of fiscal 1998, which increased from $5,250,000 in 1998 to $11,480,000 in 1999, an increase of $1,689,000 from the video rental operations from $9,938,000 to $11,627,000, offset slightly by a decrease in rentals from production equipment from $17,783,000 to $15,729,000. Rentals from production equipment were impacted by the trends of feature film production being done outside of the United States and of smaller budget productions which require less production equipment.

Equipment and Product Sales

Net sales decreased $7,586,000 from $27,954,000 to $20,368,000.   Sales of
equipment decreased due to the disposition of Matthews Studio Equipment, Inc., which manufactured grip equipment, in September of 1998 (also referred to herein as the sale of the "Manufacturing Operations"). Sales by the Manufacturing Operations in fiscal 1998 were $13,452,000. Sales of theatrical equipment and expendable supplies increased $5,866,000 in 1999, partially offsetting the loss of sales from the Manufacturing Operations. This increase was primarily attributable to the Company's Las Vegas, Nevada facility, which opened in late fiscal 1998.

Gross Profit - Rental

Gross profit on rental revenues was 34 percent in fiscal 1999 as compared to 39 percent in fiscal 1998. The gross profit percentages from rentals of production equipment was 33 percent in 1999 as compared to 41 percent in 1998, video equipment was 12 percent in 1999 as compared to 23 percent in 1998, and theatrical equipment was 58 percent in 1999 as compared to 35 percent in 1998. Intense competition and a smaller overall marketplace contributed to the decline of production and video equipment rental margins. Theatrical rental margins improved partly due to the acquisition of new contracts, which increased revenues. The increased revenues offset increased depreciation expenses and defrayed other common costs, resulting in higher margins.

Gross Profit - Sales

Gross profit on sales of theatrical equipment and expendable supplies, as a percentage of gross sales, was 17 percent in fiscal 1999 versus 31 percent in fiscal 1998. This decrease is due to the absence of sales by the Manufacturing Operations in fiscal 1999, and a correspondingly higher proportion of expendable supply sales, which historically have had low margins. In addition, start-up costs for the Las Vegas facility negatively impacted gross margins, as did the discounts necessary to develop relationships with new Las Vegas hotels.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased from $20,801,000 in 1998 to $26,102,000 in fiscal 1999. The 1999 expenses, however, include costs of approximately $1,500,000 to settle a litigation matter which arose during the fourth quarter of fiscal 1999, and costs of approximately $1,058,000 associated with the shut down of a facility. The provision for shut down of the location includes the accrued costs of closing a facility, severance costs and the write-down of certain assets to expected realizable value. The $1,500,000 litigation settlement costs include the value of 400,000 restricted shares of the Company's common stock issued as part of the settlement, as well as a cash payment of $128,000. Excluding these one-time charges, the SG&A expenses increased $2,743,000, which mainly reflect a full year of SG&A costs from the Four Star operation acquired in fiscal 1998, and costs associated with the start-up of ShowbizMart.com.

Goodwill and Long-Lived Assets Impairment

As a result of management's review of certain previously acquired operations, the current business environment of these acquired operations and their continued operating losses in fiscal year 1999, the Company performed an impairment review of its long-lived assets. Based on this review and future revenue and cash flow projections, the Company believes that certain long-lived assets have been impaired. The Company determined that the estimated fair value was below the carrying value of these long-lived assets. Accordingly, in the fourth quarter of fiscal 1999, supplemental depreciation of long-term assets and amortization of goodwill pursuant to Statement of Financial Accounting Standards No. 121 was recorded as impairment charges of $5,501,000, for the write-down of goodwill, and $552,000 for the write-down of fixed assets and deferred charges.

Interest

Interest expense for fiscal 1999 was $7,705,000 as compared to $5,836,000 in fiscal 1998. This 32 percent increase was the result of both higher average balances of debt outstanding in fiscal 1999, and higher interest rates, in fiscal 1999. The Company is committed to reducing its outstanding debt in fiscal 2000, generally with proceeds from sales of the video and theatrical operations, as discussed in Item 1, Business.

Income Taxes

The Company recognized a benefit for income taxes of $2,531,000 in fiscal 1999 as compared to a benefit of $875,000 in fiscal 1998. This increase is the result of the pre-tax loss offsetting the tax effect of substantially all of the reversals of book/tax timing differences recorded in prior years.

Results of Operations
Year ended September 30, 1998, compared
to year ended September 30, 1997
---------------------------------------

Revenues from Rental Operations

Revenues from rental operations increased $7,728,000 or 30 percent in fiscal 1998, to $33,317,000 from $25,589,000 in fiscal 1997. The fiscal 1998 acquisitions of two theatrical rental operations contributed $5,250,000 to rental revenues during the year. In addition, revenues from video equipment rentals increased $5,694,000 or 134 percent in fiscal 1998, to $9,938,000 from $4,244,000 in fiscal 1997. The increase was largely due to the fact that Duke City was acquired in May 1997.

Rental revenues from production equipment (i.e., grip, lighting and related production equipment) decreased from $20,900,000 to $17,783,000 primarily as a result of the industry-wide slowdown due to the threatened Actors' Unions strike and the general decrease in the number of large budget motion pictures.

Net Product Sales

Net equipment and supply sales for fiscal 1998 were $27,954,000, an increase of $7,185,000 or 35 percent from $20,769,000 in fiscal 1997. Equipment sales increased by $2,866,000 or 21 percent from fiscal 1997, primarily due to continued concentrated marketing efforts and product promotion. Sales of expendable supplies increased by $4,318,000 as a result of the continued expansion of the expendable supplies business in fiscal 1998, including the addition of Olesen's expendable supply product lines. The Manufacturing Operations accounted for $13,452,000 and $12,688,000 of the net equipment and supply sales for fiscal 1998 and fiscal 1997, respectively. As discussed above, the Manufacturing Operations were disposed of by the Company in the fourth quarter of fiscal 1998.

Gross Profit - Rental

Gross profit on rental revenues, as a percentage of revenues, was 39 percent in fiscal 1998 and 43 percent in fiscal 1997. Higher gross profit percentages from theatrical operations acquired during fiscal 1998 were offset by lower margins in rentals of production and video equipment. The gross profit percentage from rentals of production equipment (i.e., grip, lighting and related production equipment) decreased three percent in fiscal 1998 to 41 percent, from 44 percent in fiscal 1997. Lower revenues and increased fixed costs such as depreciation expense contributed to the decline in gross margin. Depreciation expense increased by $428,000 due to additions to rental asset inventory, and $929,000 from a fiscal 1998 acquisition. The profit percentages from video equipment rentals were negatively impacted by costs associated with the geographic expansion of the operations, less activity in the market compared to the prior year and higher depreciation expense associated with rental inventory additions.

Gross Profit - Sales

Gross profit, as a percentage of sales, was 31 percent in fiscal 1998 as compared to 32 percent in fiscal 1997. The decrease was primarily due to increased volume in lower margin expendable supply sales.

Selling, General and Administrative

Selling, general and administrative expenses, including provision for doubtful accounts receivable, increased in fiscal 1998 by $8,172,000 to $20,801,000, as compared to $12,629,000 in fiscal 1997. As a percentage of sales such expenses increased to 34 percent in fiscal 1998 compared to 27 percent in fiscal 1997. The dollar increase was primarily due to the acquisitions of Four Star, Olesen and HDI, as well as a general increase in the Company's overall operations, resulting in higher payroll, goodwill amortization costs, rent expenses and sales commissions. Selling, general and administrative expenses as a percentage of sales would have been 36 percent and 27 percent in fiscal 1998 and 1997, respectively, if results from the Manufacturing Operations were excluded from the calculation.

The increased selling, general and administrative expenses, as a percentage of sales, generally related to the traits of specific operations acquired and Company's overall expansion efforts. First, relative to the original operations of the Company, acquisitions in the video rental and expendable supply operations require greater sales efforts, due to the structure of the markets in which they compete. Second, the Company expended a substantial amount of effort and administrative costs in completing the acquisitions during the 1998 fiscal year. In addition, start up operations in Orlando, Florida, video operations in New York City, New York, and sales/rental operations in Las Vegas, Nevada, all completed in fiscal year 1998 caused increased levels of operating expenses.

Interest

Interest expense for fiscal 1998 was $5,836,000, an increase of $3,073,000 or 111 percent from $2,763,000 in fiscal 1997. The increase was attributable to increased indebtedness in fiscal 1998 incurred to fund the Company's growth, including capital asset acquisitions to increase the Company's rental equipment inventory and to fund the acquisitions of Four Star, Olesen and HDI.

Income Taxes

The Company recognized a benefit for income taxes of $875,000 in fiscal 1998 compared to a provision for income taxes on income before extraordinary item of $748,000 in fiscal 1997. The Company's effective tax rate for fiscal 1997 on income before extraordinary item was 30 percent. In fiscal 1998 the income tax benefit was recognized at a substantially higher effective rate on the pre-tax loss because of the effect of the tax-free gain on sale of the Manufacturing Operations.

Gain on Disposition of Assets

The Company recorded a gain on the disposition of the Manufacturing Operations during fiscal 1998 of $3,963,000.

Liquidity and Capital Resources

During its fiscal year ended September 30, 1999 the Company incurred a net loss of $20,172,000. This amount included approximately $9,228,000 of non-recurring and non-cash charges discussed above under "Results of Operations." As the Company has little cash or cash equivalents, it is heavily dependent on its lenders to fund working capital and investing activity needs. During fiscal 1999 the Company augmented its financing activities by issuing a $10,000,000 Convertible Senior Subordinated Note to ING. As presented in the Company's Consolidated Financial Statements, expenditures for investing activities have exceeded cash inflows from operations for each of the last three years. This is one reason the Company has decided to dispose of certain assets which require significant capital expenditures.

The net loss resulted in the Company not being in compliance with certain financial covenants of its senior credit facilities. The lenders have waived the covenant violations for the period ended September 30, 1999 and have reset certain financial covenants for the remaining term of the credit facilities. However, the Company's future compliance with the amended covenants is based, in part, on the expectation that the Company will successfully execute its cost control efforts and will generate cash proceeds from the disposition of certain of its assets, of which there can be no assurance. The bank lenders have also imposed a shorter maturity date for such facilities.

The Company intends to improve its financial condition principally through disposition of certain assets of the video and/or theatrical operations and the raising of equity capital. See Item 1, Business. Company management and personnel are devoting significant time and effort toward these goals. The Company will also seek to refinance its senior credit facility. However, there is no assurance that the Company will succeed in accomplishing any or all of these goals.

In addition, the Company intends to curb the level of rental asset purchases to improve its working capital and liquidity; however, this action could have a material adverse effect on future operations.

The Senior Secured Credit Facility

On July 27, 1995, the Company and its then principal subsidiaries (the "Borrowers") entered into an agreement for a senior secured revolving credit facility with The Chase Manhattan Bank, as agent for the lenders ("Chase Bank") in an aggregate principal amount of up to $17 million (the "Senior Secured Credit Facility"). This facility has been subsequently expanded and amended several times to provide additional funds for acquisitions and growth and to reflect the impact of those acquisitions, the divestiture of the Manufacturing Operations and changing economic conditions.

At September 30, 1999, the Senior Secured Credit Facility included a $16,000,000 term loan, of which $14,000,000 was outstanding, and a revolving credit facility of up to $61,000,000 pursuant to which $69,830,000 in the aggregate was outstanding. Pursuant to an amendment made in January 2000, the Senior Secured Credit Facility matures January 31, 2001. Pursuant to the January 2000 amendment, the Company is required to repay the term loan in full from the proceeds of the sale of certain assets expected in fiscal 2000 (of which there can be no assurance that such events will occur). In addition, on that date, the revolving credit facility also is to reduce to $40,000,000. In the event that prior to June 1, 2000, the Company disposes of its video operations, the revolving credit facility is to reduce to $57,000,000, and in the event that prior to June 1, 2000, the Company disposes of its theatrical operations, the revolving credit facility is to reduce to $40,000,000. The Senior Secured Credit Facility, as amended, requires the Company to maintain certain levels of net worth and EBITDA (earnings before interest, taxes, depreciation and amortization), and to meet several financial ratios, as amended, (including interest coverage, leverage and debt service coverage ratios as defined in the agreement). The Senior Secured Credit Facility also imposes capital expenditure limitations.

As amended, interest under the facility accrues at a rate, depending on the Company's leverage ratio (as defined in the Senior Secured Credit Facility), equal to the greater of (i) Chase Bank's Prime Rate plus a maximum of 1.50%,
(ii) the Base CD Rate (as determined by Chase Bank) plus a maximum of 2.50% or
(iii) the Federal Funds Effective Rate plus a maximum of 2.00%. In addition, the Company pays a fee ranging from three-eighths of one percent to one-half of one percent on the unused credit commitment. Interest is payable quarterly. Prior to the January 2000 amendment, the Company had the option of using a LIBOR based rate, which yielded a lower interest rate. A LIBOR based interest rate will be available again only when the term loan is fully repaid or the Company disposes of certain assets of its theatrical operations.

Borrowings under the Senior Secured Credit Facility by any of the Borrowers are cross-collateralized pursuant to a security agreement in which the Borrowers have granted Chase Bank a first priority lien and security interest in substantially all of their respective assets.

The Company intends to apply proceeds from any sale of certain assets of its video and/or theatrical operations to the reduction of the Senior Secured Credit Facility. It will also attempt to raise additional equity financing, although that may be difficult in light of recent operating results and there is no assurance that such efforts will be successful. The Company will also seek to negotiate with the lenders to extend the Senior Secured Credit Facility when it matures at January 31, 2001. There is, however, no assurance that the lenders will agree to extend the facility over at maturity.

The ING Equity Partners, L.P. I Senior Subordinated Promissory Notes

In July 1995, the Company entered into a purchase agreement (the "Purchase Agreement") with ING Equity Partners, L.P. I ("ING"), pursuant to which the Company sold to ING for a total purchase price of $5 million (i) its senior subordinated promissory notes in the aggregate principal amount of $5 million, bearing interest at an initial rate of 10 percent per annum, (ii) a common stock purchase warrant (the "ING Warrant") entitling ING to purchase 2,322,464 of the Company's outstanding shares of common stock at an initial purchase price per share of $2.50 and having certain antidilutive rights and (iii) one share of preferred stock of the Company entitling ING to voting rights with respect to the number of shares underlying the ING Warrant.

As amended in April 1996, the Purchase Agreement provided for a $100,000 subordinated note maturing July 27, 2005, and a $4,900,000 subordinated note maturing July 27, 2000, and the share of preferred stock issued to ING was amended to provide voting rights only in the event of a default under the Purchase Agreement. On September 29, 1997, the Company prepaid the $4,900,000 subordinated note. Interest on the remaining $100,000 subordinated note is at the rate of 10.00 percent until its maturity.

The ING Warrant, as amended, requires an adjustment of the exercise price to $2.00 per share if the Company did not complete a public offering of its common stock at a price of at least $2.50 per share with net proceeds to the Company of at least $10 million by December 31, 1999 (a "Qualifying Offering"). Accordingly, effective January 1, 2000, the exercise price under the ING Warrant was reduced to $2.00 per share.

The Company is in negotiations to amend the Purchase Agreement to reset financial covenants, including annual capital expenditure limits, required thereunder to be similar to those required under the Senior Secured Credit Facility.

As part of the transaction with ING, the Company in July 1995 also entered into a registration rights agreement (the "Registration Rights Agreement") with ING entitling the holders of the ING Warrant to certain demand and piggyback registration rights with respect to the shares of common stock issuable upon exercise of the ING Warrant, as well as any shares of common stock subsequently acquired by ING. The Registration Rights Agreement also grants ING the right to require the Company to file a shelf registration statement with respect to the sale from time to time of 1.4 million shares of common stock of the Company acquired by ING from a former employee of the Company. The Stockholders Agreement has been further amended to require that the Company's Board of Directors will have no less than seven and no more than nine members.

The Registration Rights Agreement also granted piggyback registration rights to Sutro & Co. Incorporated ("Sutro"), which acted as the Company's investment bankers in connection with the transaction with ING, with respect to a common stock purchase warrant for 100,000 shares of the common stock. Sutro has fully exercised this warrant.

In addition, as part of the transaction with ING, in July 1995 the Company, Carlos D. DeMattos and Edward Phillips and their affiliates ("Management Stockholders") entered into a Stockholders' Agreement with ING (the "Stockholders Agreement") pursuant to which the Company and the Management Stockholders agreed to nominate and vote for the election of two representatives of ING to the Board of Directors of the Company, the number of members of which would be set at nine. The Stockholders Agreement also contains certain restrictions on the transfer of shares held by ING and the Management Stockholders. In addition, the Stockholders Agreement was amended in April 1996 to provide that the obligations of the Management Stockholders, to vote for ING nominees for the Company's Board of Directors, and the obligation of the Company to nominate such ING nominees, extend to July 27, 2005, unless a change in control or certain public offering of the Company's common stock occurs, in which case those obligations will terminate.

In connection with the sale of the Manufacturing Operations, Phillips Associates transferred 1,916,450 shares of the Company's common stock to the Company in consideration for 100 percent of the stock in Matthews Studio Equipment, Inc. ING and Mr. DeMattos waived restrictions under the Stockholders Agreement on such transfer of Phillips Associates' stock. Mr. Phillips and his affiliates by reason of such transfer are no longer subject to the Stockholders Agreement.

As part of a January 1999 amendment to the Senior Secured Credit Facility, ING caused ING (U.S.) Capital LLC to issue in favor of the lenders under the Amended Senior Secured Credit Facility a $3 million letter of credit. The letter of credit was cancelled in June 1999 in connection with ING's purchase of a $10,000,000 Convertible Senior Subordinated Note from the Company. (See discussion below --The ING Equity Partners L.P. I $10,000,000 Convertible Senior Subordinated Notes.)

As additional consideration for ING's procurement of the letter of credit, the Company issued to ING warrants to purchase 450,000 shares of the Company's common stock, at an exercise price of $2.50 per share. These warrants have antidilutive rights similar to those available to ING under the ING Warrant, but the exercise price is not subject to decrease due to failure to complete the Qualifying Offering. Also the one share of preferred stock issued to ING does not accord voting rights with respect to the number of shares underlying these warrants. These warrants are entitled to the benefits of and subject to the restrictions under the Registration Rights Agreement and the Stockholders Agreement. Warrants to purchase 150,000 shares were subject to cancellation if the Company met certain financial covenants. However, as discussed below with respect to the $10,000,000 Convertible Senior Subordinated Note purchased by ING, these warrants will remain outstanding.

The ING Equity Partners L.P. I $10,000,000 Convertible Senior Subordinated Notes

On June 30, 1999, the Company sold $10,000,000 of convertible senior subordinated notes ("ING Notes") to ING Equity Partners, L.P. I. The ING Notes are secured by a junior and subordinated general security interest in the Company's and its subsidiaries' assets, will mature on June 30, 2005, and bear interest at 12 percent for the first year and 18 percent thereafter. At the Company's option, interest on the ING Notes may be paid in cash or in kind (i.e., by the issuance of additional notes similar to the ING Notes). As of September 30, 1999, the balance of the ING Notes was $10,300,000, including accrued interest. However, in the event of an equity offering by the Company which results in gross proceeds of $25,000,000 (including the converted ING Notes, as discussed below) or more on or prior to June 30, 2000 (a "Qualified Equity Offering"), the principal amount of the ING Notes then outstanding plus accrued and unpaid interest thereon will automatically convert into shares of common stock of the Company at the subscription price to investors in such Qualified Equity Offering. If a Qualified Equity Offering has not been consummated on or prior to June 30, 2000, the Company will issue to the holders of the ING Notes 500,000 warrants to purchase common stock at $0.01 per share, for each $10,000,000 of principal outstanding under the ING Notes.

In connection with this ING Notes transaction, the Company and ING agreed that warrants to purchase 150,000 shares of common stock issued as partial consideration for the letter of credit will not be cancelled but will remain outstanding.

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

The Company wishes to caution the reader that in addition to the important factors described elsewhere in this Form 10-K, the following important factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results in fiscal 2000, and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company:

     The entertainment production industry in Southern California in the last couple of years has experienced a slowdown in activity, especially in comparison to the growth pace experienced during prior years. Factors that motivated this slowdown include major studios trimming their film slates, drops in commercial production due to economic uncertainty and cost pressures on both the television and film industries.

     The Company's business remains substantially dependent on the level of motion picture (or feature film) production undertaken from year to year by the entertainment production industry. While the trend in fiscal 1996 and 1997 was to produce motion pictures with a large budget and substantial requirements for special effects, the trend in fiscal 1998, 1999 and 2000 seems to be to produce motion pictures with a smaller budget and decreased use of special effects. This industry-wide trend will have the effect of decreasing the need for production equipment, which in turn has resulted in a general decrease in the rental rates charged by production equipment renters as they attempt to attract business in a more difficult environment. While the Company aims to effectively utilize its rental equipment inventory by focusing, in fiscal 2000, on efficiently allocating the Company's inventory among its locations throughout the United States, there is no assurance such efforts will effectively counteract this industry-wide trend.

     Since the early 1980's Canada has been competing for television and feature film production work that has typically been serviced by the entertainment production industry located in the Southern California area. Favorable tax treatment offered by Canadian authorities and the weak Canadian dollar has permitted and may continue to permit Canada to attract an increasing level of production work in the future.

     Australia recently has become a more effective competitor for motion picture production work. Australia is also using lower costs as a tool to attract motion picture producers. Australia's highly diverse terrain of cities, deserts, mountains and jungles also has proven to be a significant attraction for motion picture producers. While Canada remains an aggressive and effective competitor for thin-profit productions on tight shooting schedules such as television movies, Australia has been able to lure certain large budget motion picture productions that can afford to spend months on location. The Australian entertainment production industry also seems focused on expanding its competitive niche.

     The Company is focused on improving its liquidity and cash flow through the sale of certain operations and the raising of equity financing. However, the current difficult industry environment, and other factors, may prevent the Company from effecting any sale. Also, the current difficult industry environment and the Company's operating results for fiscal 1998 and 1999 may make it difficult for the Company to raise equity financing. While the Company will seek to rollover or refinance the Senior Secured Credit Facility, there is no assurance that the Company will be able to do so.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations)

ITEM 8. FINANCIAL STATEMENTS

The required financial statements are listed in the Index at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

              (Name)                      (Age)                            (Position)
              ------                       ----                             ---------
Carlos D. DeMattos/(1)//(3)/                     47    Chairman of the Board

Anil Sharma/(3)/                                 48    Director, President and Chief Financial Officer

Jerome E. Farley/(1)//(2)/                       61    Director

Benjamin P. Giess/(1)//(3)/                      37    Director

John Alonzo/(2)/                                 65    Director

Francis W. Costello                              53    Director

Frederick W. Whitridge/(1)//(2)/                  44    Director

Carly Barber                                     44    President of HRC

Darren DeVerna                                   39    President of Four Star


/(1)/   Member of Audit Committee

/(2)/   Member of Compensation/Stock Option Committee

/(3)/   Member of Executive Committee

The term of office of all directors is until the next annual shareholders meeting, and the term of office of all officers is for one year and until their successors are chosen and qualify. Messrs. Francis W. Costello, Anil Sharma and Frederick W. Whitridge, Jr. were duly elected as Board members at the 1999 annual shareholders meeting on September 22, 1999.

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

Carly Barber, President, HRC. Ms. Barber joined the Company in March of 1986. From 1984 to 1986, Ms. Barber was the manager of Cinepro, a Panavision expendables, camera, lighting and grip company. From 1981 to 1984, Ms. Barber worked for Samuelsons Film Services, an international supplier of rental cameras and lighting equipment as a representative of the company on production.

Francis W. Costello has been a partner in the law firm of Whitman Breed Abbott & Morgan LLP since 1982 and is a member of that firm's Executive Committee. He has been resident in the firm 's Los Angeles office since 1976 and is Chairman of its Corporate Department. He is a member of the New York and California State Bars. Mr. Costello has Bachelor's and Law Degrees from Columbia University and currently serves as a Director of a number of privately held corporations, including JTB Americas, Inc., Japan Travel Bureau International, Inc., Sunritz Corporation and Oregon Central Corporation.

Darren DeVerna, President, Four Star. Mr. DeVerna has been the President of Four Star since April 1, 1998. For the three years prior to April 1998, he was a Vice President of Four Star in charge of marketing, and its Director of Operations. Between 1987 and 1995, Mr. DeVerna was Four Star's Purchasing Agent, Production Foreman, and its liaison with theatrical designers and production electricians for the many Broadway plays that Four Star serviced. In addition, he has been a member of the technical staff of numerous Broadway productions. Mr. DeVerna is the founder and co-chairman of the Tony Randall National Actor's Theater golf tournament.

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

Benjamin P. Giess was elected a director of the Company in September 1995. He has been employed by Hampshire Equity Partners, formerly ING Equity Partners, and its predecessors and affiliates since 1992 and currently serves as a partner responsible for originating, structuring and managing equity and debt investments. From 1991 to 1992, Mr. Giess worked in the Corporate Finance Group of ING Capital. From 1990 to 1991, Mr. Giess was employed by the Corporate Finance Group of General Electric Capital Corporation. Mr. Giess serves as a director of Alpha Microsystems, an information technology services provider and internet company listed on Nasdaq. In addition, Mr. Giess serves on the board of several privately held companies. Mr. Giess has an undergraduate degree from Dartmouth College and an MBA from the Wharton School of the University of Pennsylvania.

Anil Sharma was appointed President and Chief Financial Officer of the Company on December 1, 1999. Prior to December 1, 1999, Mr. Sharma served as the Executive Vice President, Chief Financial Officer and a Director of Raleigh Enterprises. Raleigh Enterprises is a Santa Monica based, privately owned company with over 40 years of operation in records management, luxury hotels, and film, television and commercial production. Mr. Sharma has more than 20 years of experience in entertainment, real estate investment and development, luxury hospitality and records management. Mr. Sharma has a Bachelor's Degree in Hotel Administration and Behavioral Sciences and a Masters of Business Administration, with honors, from De Paul University in Chicago. Mr. Sharma has been a visiting lecturer at Cornell University in Chicago. He is also a Certified Public Accountant.

Frederick W. Whitridge, Jr. is the President, founder and majority shareholder of Archipelago Corporation, which is in the business of investing in other companies and providing merger and acquisition services. From 1988 to 1993, he held various positions with Investor International (U.S., Inc.), the North American office for Sweden's Wallenberg Group, Inc., including the position of President and Chief Investment Officer. Mr. Whitridge holds a Bachelor's Degree from Yale University and a M.P.P.M. degree from the Yale School of Management. Since November 1996, he has been a director of Adaptive Broadband, a Nasdaq National Market company which produces microwave radio products.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of shares of the Company's equity securities, to file by specific dates with the SEC initial reports of ownership and reports of changes in ownership of equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by security regulations to furnish the Company with copies of all Section 16(a) forms that they may file. The Company is required to report in this Form 10-K annual report any failure of its directors and executive officers and greater than ten percent stockholders to file by the relevant due date any of these reports during the preceding fiscal year.

To the best of the Company's knowledge, based solely on review of copies of such reports furnished to the Company during the fiscal year ended September 30, 1999, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent stockholders were complied with, except, due to administrative errors, no Form 3 has been filed by Ms. Carly Barber or Mr. Darren DeVerna. The form filed by Mr. John D. Murray with respect to 225,000 options to purchase the Company's Common Stock granted in October 1998, was filed after its due date; and the Form 3 filed by Mr. Alan S. Unger with respect to 120,000 options to purchase the Company's Common Stock granted in November 1998, was filed after its due date.

ITEM 11.  EXECUTIVE COMPENSATION

The table which follows sets forth all cash compensation paid and/or accrued for services rendered in all capacities with respect to the fiscal year ended September 30, 1999, to (i) the Chief Executive Officer, (ii) the Company's executive officers whose total salary and bonus equaled or exceeded $100,000, and (iii) other Company employees whose total salary and bonus equaled or exceeded $100,000 (the "Named Executive Officers"):

                                              SUMMARY COMPENSATION TABLE



                                                                                      Long Term Compensation
                                         Annual Compensation                     Awards                      Payouts
                                         -------------------                  -------------                 ---------

Name and Principal             Year    Salary        Bonus       Other       Restricted     Securities      LTIP      All Other
    Position                             ($)          ($)        Annual         Stock       Underlying    Pay-outs     Compen-
                                                                 Compen-        Awards       Options/        ($)       sation*
                                                                 sation ($)      ($)         SARs (#)                    ($)
---------------------------------------------------------------------------------------------------------------------------------
Carlos D. DeMattos,            1999        458,440          -            -               -             -           -        2,954

Chairman                       1998        413,244          -            -               -       100,000           -        1,816
                               1997        351,421    140,568            -               -             -           -        1,230

John Murray,                   1999        211,653          -            -               -       225,000           -        3,131
Chief Operating
 Officer/(1)/


Alan Unger,                    1999        111,056          -            -               -       120,000           -           60
Chief Financial
 Officer/(2)/

(1) John Murray resigned from the position of Chief Operating Officer on September 22, 1999 but remains as an employee of the Company.
(2)  Alan Unger resigned from the Company prior to the end of fiscal 1999.

*ALL OTHER COMPENSATION - This represents Company contributions to the Company's 401(k) plan.

The following table shows the options granted during the fiscal year ended September 30, 1999, to the Named Executive Officers.


                     OPTION GRANTS FOR THE YEAR ENDED SEPTEMBER 30, 1999

---------------------------------------------------------------------------------------------
                                      Individual Grants
---------------------------------------------------------------------------------------------
Name              Number of    Percentage    Exercise   Expiration     Potential Realizable

                  Securities    of Total     or Base       Date          Value at Assumed

                  Underlying     Options      Price                    Rates of Stock Price

                   Options     Granted to    $/Share                      Appreciation for

                   Granted      Employees                                   Option Term
                                                                            -----------
                                                                          5%         10%
---------------------------------------------------------------------------------------------

John Murray          225,000           70%      $2.94         2004       $225,000    $510,000


As of October 1, 1999, only 75,000 of these options remained outstanding and were fully vested at that date.

The following table shows the value of options with respect to each of the Named Executive Officers based on the difference between the exercise price and the closing price on September 30, 1999, as reported by Nasdaq.

                                            OPTION EXERCISES AND FISCAL YEAR END VALUE TABLE

Name                    Shares Acquired            ($) Value                # of Shares Underlying             Value of Unexercised
                          On Exercise              Realized                 Unexercised Options                In-the-Money Options
                                                                            Exercisable (E)/                   at FY-End ($)
                                                                            Unexercisable (U)                  Exercisable (E)/
                                                                                                               Unexercisable (U)
-----------------------------------------------------------------------------------------------------------------------------------
Carlos D. DeMattos                   -                      -               233,333 (E)/                       408,667 (E)/
                                                                            66,667 (U)                         17,333 (U)

John Murray                          -                      -               -  (E)/                            - (E)/
                                                                            225,000 (U)                        463,500 (U)
-----------------------------------------------------------------------------------------------------------------------------------

Total compensation for executive officers consists of a combination of salaries, bonuses, stock options and contributions to the Company's 401(k) plan.

Other than the Chairman of the Board of the Company and those officers with written agreements for incentive bonuses, incentive bonuses that are awarded from time to time are determined by senior management based on the financial performance of the individual subsidiaries, responsibilities of the executive and other factors.

On September 22, 1999, the Company's shareholders and the Board of Directors approved the 1999 Performance Plan, which provides for the issuance of up to 600,000 non-qualified options to the Company's Chief Executive Officer, 200,000 options to the Company's Chief Operating Officer and 100,000 options to the Company's Chief Financial Officer. This plan is administered by the Company's Compensation/Stock Option Committee. The committee will determine the number of options to be granted to any particular officer and the performance goals to be met in order for options to vest. Options when granted will have an exercise price equal to the market price of the Company's common stock on the date of grant. As of January 13, 2000, no options have been granted under this plan.

The Company has an employee benefit plan intended to qualify under Section 401(k) of the Internal Revenue Code. Employees may contribute as deferred compensation up to six percent of compensation (not to exceed $10,000 annually). The Company matches from 20 percent to 50 percent of employee contributions based on individual salary levels.

Board of Directors Remuneration

Non-employee members of the Board receive a retainer of $1,000 per month for services rendered to the Board of Directors and Committee(s) of the Board of Directors and for his or her attendance at the meetings. The Chairman of the Audit Committee and Compensation Committee receives an additional fee of $500 per month. In addition, the Company's Stock Option Plan for Directors provides that each independent Director is to receive options to purchase 15,000 shares of Common Stock upon election of the Board of Directors. Under the terms of such plan, such options become exercisable ratably 6, 24 and 36 months after the grant date, and the exercise price per share is the market value at the grant date. Each of the current independent directors has received such options for 15,000 shares, exercisable at the market value on the date of grant, except that the options granted to Mr. Giess and Mr. Jastrem are exercisable at $3.00 per share even though the market value was less than $3.00 on the date on which these options were granted. Mr. Giess has assigned to ING the compensation to which he would be entitled as an independent Director. On

December 10, 1997, options to purchase an additional 5,000 shares of Common Stock were granted to each of the Company's independent directors. Such options were also granted under the Company's 1994 Stock Option Plan for Directors, and are exercisable ratably 12 and 24 months after the grant date, at an exercise price per share equal to the market value at the grant date. Mr. Giess has also assigned to ING these additional options. The committee administering the 1994 Stock Option Plan for Directors granted these additional options in recognition of the extraordinary efforts required of the Board during the year. On September 22, 1999, the Stock Option Plan for Directors was amended to increase the exercise period after a director ceases to be a director from thirty to ninety days.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) The table below shows as of December 15, 1999 the amount and class of the Company's voting stock owned beneficially (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended) by each holder of more than 5 percent of the Company's shares, each director of the Company, each Named Executive Officer and all directors and officers of the Company as a group:

Name and Address of                                Number of Shares                          Percentage of
Beneficial Owner/(1)/                             Beneficially Owned                       Common Stock/(5)/
--------------------                                                                       -----------------
Carlos D. DeMattos/(2)/                                     2,083,117/(6)/                       20.3%

Jerome E. Farley                                               20,000/(7)/                         *

Benjamin P. Giess/(3)/                                      4,592,464/(8)/                       35.9%

ING Equity Partners, L.P. I/(4)/                            4,592,464/(9)/                       35.9%

John H. Alonzo                                                 20,000/(10)/                        *

Francis W. Costello                                                 0                              -

Anil Sharma                                                         0                              -

Frederick W. Whitridge, Jr.                                         0                              -

----------------------------------------------------------------------------------------------------------------
All officers and directors as a group                         6,715,581                                   51.4%
(nine persons)
----------------------------------------------------------------------------------------------------------------

*Less than one percent

(1) Unless otherwise noted, all shares are beneficially owned and the sole voting power is held by the person indicated.

(2) This individual's address is: c/o Matthews Studio Equipment Group, 3111 North Kenwood Street, Burbank, California 91505.

(3) This individual's address is: 520 Madison Avenue, 33rd Floor, New York, New York 10022.

(4) This company's address is: 520 Madison Avenue, 33rd Floor, New York, New York 10022.

(5) Based on 9,994,252 shares outstanding. For purposes of calculating a holder's ownership percentage, warrants and options held by that holder are counted on an as if exercised basis.

(6) Includes 1,547,450 shares owned by a family trust with trust management vested in the named director as the trustee and 69,000 shares in name of the director. Includes options to purchase 266,667 shares of the Company's common stock.

(7)  Represents options to purchase 20,000 shares of the Company's common stock.

(8) Mr. Giess disclaims beneficial ownership of these shares. Mr. Giess is an executive officer of Lexington Partners, Inc., which is the sole general partner of Lexington Partners, L.P., the sole general partner of ING. However, the Company has been advised by Mr. Giess that he does not exercise sole or shared voting or dispositive power with respect to the shares held by ING described in footnote (9).

(9) Includes a warrant to purchase 2,322,464 shares of the Company's common stock. Upon occurrence of an event of default under the Purchase Agreement, ING Equity Partners, L.P. I is entitled to exercise voting rights for the 2,322,464 shares underlying the warrant pursuant to a share of the Company's preferred stock issued to ING. Includes other warrants to purchase 450,000 shares of the Company's common stock. Also includes options issued to ING Equity Partners, L.P. I, to purchase 20,000 shares of the Company's common stock, as consideration for services of its appointee, Mr. Giess.

(10) Represents options to purchase 20,000 shares of the Company's common stock.

(b) There are no arrangements, known to the Company, the operation of which may at a subsequent date result in a change in control of the Company, except as described in Note 9 above and Item 7 hereof with respect to the ING Notes.

Employment Agreements

DeMattos Agreement

The Company entered into a written Employment Agreement with Carlos D. DeMattos on July 1, 1995 for Mr. DeMattos to serve as the Company's Chief Executive Officer, President and Chairman of the Board for a three-year term commencing July 1, 1995. Mr. DeMattos was also granted options to purchase 200,000 shares of the Company's common stock at an exercise price of $3.00 per share. The right to purchase up to 66,667 shares vests in like installments commencing on July 1, 1996 and the next two successive anniversaries of that date, and these options are exercisable until July 2005. At the Company's annual shareholder meeting held on May 30, 1996, the shareholders approved these options.

Effective as of October 1, 1997, the Employment Agreement with Mr. DeMattos was amended (as amended, the "DeMattos Agreement"). The term of employment under the DeMattos Agreement will expire September 30, 2000 but, similar to the July 1, 1995 Employment Agreement, Mr. DeMattos has agreed to provide consulting services to the Company for a period of five years following the termination date, at 50 percent of the base salary. The base salary under the DeMattos Agreement was increased to $400,000 effective October 1, 1997 and to $440,000 effective October 1, 1998. Mr. DeMattos has agreed to defer a portion of his salary for the first and second quarters of fiscal 2000, in light of the Company's cash position. The DeMattos Agreement called for Mr. DeMattos to receive an incentive bonus for fiscal year 1998 ranging from 20 percent to 100 percent of his base salary, based upon attainment by the Company of specific earnings per share levels (described in more detail in the DeMattos Agreement). No bonus was paid to Mr. DeMattos for fiscal year 1998, and Mr. DeMattos has informed the Board of Directors that he will forego any bonus payment under the Employment Agreement for fiscal year 1999. The annual incentive bonus for fiscal year 2000 will be based on performance levels to be established by the Company's Compensation Committee. As part of the 1997 amendment, options to purchase an additional 100,000 shares of the Company's common stock at an exercise price of $4.74 per share were granted to Mr. DeMattos. These options are in addition to the options to purchase 200,000 shares of the Company's common stock granted under the July 1, 1995 Employment Agreement. These additional options will vest at one-third increments on October 1, 1998 and on the next two successive anniversaries of that date, and were granted under and are subject to the terms of the Company's 1994 Stock Option Plan.

Sharma Agreement

The Company entered into a written Employment Agreement with Anil Sharma on December 1, 1999 for Mr. Sharma to serve as the Company's President and Chief Financial Officer for a one-year term commencing December 1, 1999. Mr. Sharma was also granted options to purchase 200,000 restricted shares of the Company's common stock at an exercise price of $3.375. The Employment Agreement also entitles Mr. Sharma to purchase an additional 150,000 restricted shares of the Company's common stock upon the surrender by ING of warrants to purchase 150,000 shares of the Company's common stock out of the ING Warrants.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION IN COMPENSATION DECISIONS

None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Nettmann, a corporation owned by Ernst Nettmann, manages the Cam-Remote(R) and Mini Mote(R) C.A.T. (R) business of Studio Electronics. Mr. Nettmann served as a director of the Company for several years up to the time of his resignation on September 22, 1999. The Company and Nettmann share costs under the Management Agreement. See Item 1, Business - Cam Remote and Mini Mote Systems. Under the Management Agreement Nettmann is entitled to compensation based on revenues of Studio Electronics.

For discussion of the issuance of the subordinated notes to ING pursuant to the Purchase Agreement between the Company and ING, which is an affiliate of Benjamin P. Giess, a director of the Company, as well as other agreements made by the Company and Carlos D. DeMattos, such as the Registration Rights Agreement and the Stockholders Agreement, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

On September 28, 1998, the Company sold the Manufacturing Operations to Phillips Associates, an affiliate of Mr. Edward Phillips. The transaction was structured as a stock for stock exchange and was valued at $14,582,000. Prior to that date Mr. Phillips was a director of the Company. The Company and Studio Equipment have entered into a three-year royalty-free license agreement pursuant to which Studio Equipment is permitted to use the trademark "Matthews" for the Manufacturing Operations. Also as part of the transaction, PDM, a general partnership comprised of Messrs. DeMattos and Phillips, released the Company from all obligations under the lease for real property occupied by Studio Equipment in Burbank, California. This lease had an expiration date of December 31, 1999 and required approximately $40,000 in monthly rent.

As part of an acquisition, the Company entered into real estate leases with an affiliate of HDI, for facilities in Covington, Kentucky and Cincinnati, Ohio from which HDI's business was conducted. These leases have expiration dates through October 31, 2002 and require approximately $31,000 in monthly rent.

As part of an acquisition, the Company entered into real estate leases with an affiliate of Olesen, for facilities located in Hollywood, California, from which Olesen's business was conducted. These leases have expiration dates through October 31, 2002 and require approximately $17,000 in monthly rent.

Mr. Costello is a partner in the law firm of Whitman Breed Abbott & Morgan LLP. Such firm has served as outside counsel to the Company since 1993.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)&(2) The response to this portion of Item 14 is submitted as a separate section of this report and appears on page [29].

(a)(3)      The Exhibit Index appears at page 56

(b) Reports on Form 8-K - Form 8-K dated June 30, 1999 was filed during the fourth quarter of the period covered by this report.

(c)         The Exhibit Index appears at page 56, which follows the Financial
            Statements.

(d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report and appears on page 29.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report on Form 10-K for the fiscal year ended September 30, 1999, to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  January 13, 2000               MATTHEWS STUDIO EQUIPMENT GROUP

                                       By:     S/Carlos D. De Mattos
                                               Carlos D. De Mattos
                                               Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

S/Carlos D. DeMattos                            Chairman of the Board                 January 11, 2000
Carlos D. De Mattos

S/Anil Sharma                                   Director, President and               January 11, 2000
Anil Sharma                                     Chief Financial Officer

S/Jerome E. Farley                              Director                              January 11, 2000
Jerome E. Farley

S/Benjamin P. Giess                             Director                              January 11, 2000
Benjamin P. Giess

S/John A. Alonzo                                Director                              January 11, 2000
John A. Alonzo

S/Francis W. Costello                           Director                              January 11, 2000
Francis W. Costello

S/Fredrick W. Whitridge, Jr.
Frederick W. Whitridge, Jr.                     Director                              January 11, 2000

                Matthews Studio Equipment Group and Subsidiaries
                   Index to Consolidated Financial Statements
                        and Financial Statement Schedule




                                                                                                                   Page No.

Report of Independent Auditors .......................................................................................   30

Consolidated Balance Sheets at September 30, 1999 and 1998 ...........................................................   31

Consolidated Statements of Operations for the years ended September 30,
1999, 1998 and 1997 ..................................................................................................   32

Consolidated Statements of Shareholders' Equity (Accumulated Deficit)
for the years ended September 30, 1999, 1998 and 1997 ................................................................   33

Consolidated Statements of Cash Flows for the years ended
September 30, 1999, 1998 and 1997 ....................................................................................   34

Notes to Consolidated Financial Statements ...........................................................................   35

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

                         Report of Independent Auditors


Shareholders and Board of Directors
Matthews Studio Equipment Group

We have audited the accompanying consolidated balance sheets of Matthews Studio Equipment Group and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (accumulated deficit), and cash flows for each of the three years in the period ended September 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Matthews Studio Equipment Group and subsidiaries at September 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Matthews Studio Equipment Group will continue as a going concern. As more fully described in Note 8, the Company has incurred operating losses in the current year and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. (Management's plans in regard to these matters are also described in Note 8.) The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                               /S/Ernst & Young LLP
Los Angeles, California
January 11, 2000

                Matthews Studio Equipment Group and Subsidiaries
                          Consolidated Balance Sheets
                                ($ in thousands)

                                                                                                 September 30,
                                                                                          1999                    1998
                                                                                  ----------------        -----------------
ASSETS:
Current assets:
Cash and cash equivalents                                                                 $    390                  $   331
Accounts receivable less allowance for
doubtful accounts of $1,420 in 1999 and $1,259 in 1998                                       9,893                    8,981
Current portion of net investment in finance
and sales-type leases                                                                          264                      353
Inventories                                                                                  3,312                    3,783
Prepaid expenses and other current assets                                                      489                      536
Income tax refund receivable                                                                    36                    1,045
Deferred income taxes                                                                            -                      753
                                                                                          --------                  -------
Total current assets                                                                        14,384                   15,782

Property plant and equipment, net                                                           54,168                   51,650
Net investment in finance and sales-type leases, less current portion                          150                      248
Goodwill less accumulated amortization of $6,344 in 1999 and $681 in 1998                   17,358                   23,168
Other assets                                                                                 5,167                    3,538
                                                                                          --------                  -------
Total assets                                                                              $ 91,227                  $94,386
                                                                                          ========                  =======

LIABILITIES AND SHAREHOLDERS' EQUITY (ACCUMULATED DEFICIT):
Current liabilities:
Accounts payable                                                                          $ 11,673                  $ 4,634
Accrued liabilities                                                                          7,610                    3,946
Current portion of long-term debt and capital lease obligations                              5,404                    4,687
                                                                                          --------                  -------
Total current liabilities                                                                   24,687                   13,267
Long-term debt and capital lease obligations less current portion                           83,111                   74,691
Deferred income taxes                                                                            -                    3,815

Commitments and contingencies

Shareholders' equity (accumulated deficit):
Preferred stock, no par value, authorized
1,000,000 shares; issued and outstanding
one share in 1999 and 1998                                                                       -                        -
Common stock, no par value, authorized
20,000,000 shares; issued and outstanding 9,585,000 shares in 1999 and
 9,110,000 shares in 1998 (1,916,450 shares were retired in 1998)                            8,132                    7,144
Accumulated deficit                                                                        (24,703)                  (4,531)
                                                                                          --------                  -------
Total shareholders' equity (accumulated deficit)                                           (16,571)                   2,613
                                                                                          --------                  -------
Total liabilities and shareholders' equity (accumulated deficit)                          $ 91,227                  $94,386
                                                                                          ========                  =======

The accompanying notes are an integral part of these consolidated financial statements.

                Matthews Studio Equipment Group and Subsidiaries
                     Consolidated Statements of Operations
                     (in thousands, except per share data)


                                                                                    Year ended September 30,
                                                              --------------------------------------------------------------------
                                                                     1999                     1998                     1997
                                                              ------------------       ------------------       ------------------

Revenues from rental operations                                        $ 39,434                  $33,317                  $25,589
Net product sales                                                        20,368                   27,954                   20,769
                                                                       --------                  -------                  -------
                                                                         59,802                   61,271                   46,358
           Costs and expenses:
           Cost of rental operations                                     25,908                   20,274                   14,519
           Cost of product sales                                         16,808                   19,184                   14,081
           Selling, general and administrative                           26,102                   20,801                   12,629
           Goodwill and long-lived asset impairment                       6,053                        -                        -
           Interest, net                                                  7,634                    5,801                    2,675
                                                                       --------                  -------                  -------
                                                                         82,505                   66,060                   43,904
                                                                       --------                  -------                  -------
Income (loss) from operations                                           (22,703)                  (4,789)                   2,454
Gain on sale of manufacturing subsidiary                                      -                    3,963                        -
                                                                       --------                  -------                  -------
Income (loss) before income taxes and
    extraordinary item                                                  (22,703)                    (826)                   2,454
Income tax provision (benefit)                                           (2,531)                    (875)                     748
                                                                       --------                  -------                  -------
Income (loss) before extraordinary item                                 (20,172)                      49                    1,706
Extraordinary loss on early extinguishment of debt - net
 of income tax benefit of $130                                                -                        -                     (194)
                                                                       --------                  -------                  -------
Net income (loss)                                                      $(20,172)                 $    49                  $ 1,512
                                                                       ========                  =======                  =======

           Income (loss) per common share - basic:
           Income (loss) before extraordinary item                     $  (2.17)                 $  0.00                  $  0.16
           Extraordinary loss                                                 -                        -                    (0.02)
                                                                       --------                  -------                  -------
Net income (loss) per share                                            $  (2.17)                 $  0.00                     0.14
                                                                       ========                  =======                  =======

           Income (loss) per common share - diluted:
           Income (loss) before extraordinary item                     $  (2.17)                 $  0.00                  $  0.15
           Extraordinary loss                                                 -                        -                    (0.02)
                                                                       --------                  -------                  -------
Net income (loss) per share                                            $  (2.17)                 $  0.00                  $  0.13
                                                                       ========                  =======                  =======

Weighted average number of common shares outstanding:
Basic                                                                     9,305                   10,848                   10,456
                                                                       ========                  =======                  =======
Diluted                                                                   9,305                   12,223                   11,108
                                                                       ========                  =======                  =======



The accompanying notes are an integral part of these consolidated financial statements.

                Matthews Studio Equipment Group and Subsidiaries
     Consolidated Statements of Shareholders' Equity (Accumulated Deficit)
                                 (in thousands)

                                                              Common Stock
                                                                                                Retained
                                                                                                Earnings
                                                   Number of                                  (Accumulated
                                                    shares                Amount                Deficit)                Total
                                                ----------------     -----------------     ------------------      ---------------
Balance at September 30, 1996                             10,331                $5,584              $  3,490               $  9,074
  Exercise of stock options and warrants                      15                    24                     -                     24
  Issuance of common stock in connection
    with the acquisition of  Duke City
    Video, Inc.                                              286                   560                     -                    560
  Net income                                                   -                     -                 1,512                  1,512
                                                ----------------     -----------------     ------------------      ----------------
Balance at September 30, 1997                             10,632                 6,168                 5,002                 11,170
  Exercise of stock options and warrants                      44                    92                     -                     92
  Issuance of common stock in connection
    with the acquisition of  Haehnle
    Dwertman, Inc.                                           350                   884                     -                    884
  Retired shares                                          (1,916)                    -                (9,582)                (9,582)

  Net income                                                   -                     -                    49                     49
                                                ----------------     -----------------     ------------------      ----------------
Balance at September 30, 1998                              9,110                 7,144                (4,531)                2,613

  Exercise of stock options and warrants                     475                   988                     -                   988
  Net loss                                                     -                     -               (20,172)              (20,172)
                                                ----------------     -----------------     ------------------      ----------------
Balance at September 30, 1999                              9,585                $8,132              $(24,703)             $(16,571)
                                                ================     =================     ==================      ===============


The accompanying notes are an integral part of these consolidated financial statements.

                Matthews Studio Equipment Group and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                        Year ended September 30,
                                                                            1999                 1998                 1997
                                                                     ------------------   -------------------   -----------------
Operating activities:
Net income                                                                    $(20,172)             $     49             $ 1,512
Adjustments to reconcile net income to net cash
   Provided by operating activities:
      Provision for doubtful accounts                                              481                   562                 269
      Depreciation                                                              10,725                 8,301               4,567
      Amortization of intangibles                                                1,276                   735                 136
      Goodwill and long-lived asset impairment                                   6,053                     -                   -
      Deferred income taxes                                                     (3,062)                 (834)                404
      Gain on sale of assets                                                      (743)                 (442)               (330)
      Gain on sale of manufacturing operations                                       -                (3,963)                  -
      Extraordinary loss on early extinguishment of debt                             -                     -                 194
      Changes in operating assets and liabilities
         net of effects from acquisitions and disposition:
          Accounts receivable                                                   (1,393)               (1,385)             (2,037)
          Inventories                                                              471                (1,057)             (2,365)
          Net investment in leases                                                 187                   683                 397
          Prepaids and other assets                                             (1,152)                1,135                (633)
          Income tax refund receivable                                           1,009                   163                (645)
          Accounts payable and accrued liabilities                               9,228                   722                 747
                                                                              --------              --------             -------
Net cash provided by operating activities                                        2,908                 4,669               2,216

Investing activities:
Payment for acquisitions                                                             -               (30,770)               (437)
Purchase of computer equipment and leasehold improvements                      (13,591)              (12,290)             (9,660)
Proceeds from sale of property and equipment                                       751                   640                 621
                                                                              --------              --------             -------
Net cash used in investing activities                                          (12,840)              (42,420)             (9,476)

Financing activities:
Proceeds from exercise of stock options                                            988                    92                  24
Proceeds from borrowings                                                        10,287                41,605              14,065
Repayment of borrowings                                                         (1,284)               (4,008)             (6,898)
                                                                              --------              --------             -------
Net cash provided by financing activities                                        9,991                37,689               7,191

Net increase (decrease) in cash and cash equivalents                                59                   (62)                (69)

Cash and cash equivalents at beginning of period                                   331                   393                 462
                                                                              --------              --------             -------
Cash and cash equivalents at end of period                                    $    390              $    331             $   393
                                                                              ========              ========             =======

Schedule of non-cash investing and financing  transactions:
      Capital lease obligations incurred                                      $  1,699              $    775             $   160
      Common stock issued for acquired companies                                     -                   884                 560
      Notes received for sale of assets                                          1,525                     -                   -

Additional disclosures - Cash paid during year for:
      Interest                                                                $  6,401              $  5,268             $ 2,495
      Income taxes                                                                 241                    68                 853

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

Acquisitions - Effective January 1, 1997, the Company purchased the assets and business of Media Lighting Supply, Inc., a lighting supply company in Miami, Florida. This was merged into Matthews Studio Sales, Inc. as a newly formed entity in September, 1998. The acquisition was accounted for under the purchase method of accounting for business combinations. The acquisition was made for cash of $425,000. In addition, the Company incurred debt of $1,505,000 related to the transaction. Cash of $200,000 was paid on closing, with the remaining portion of the purchase price becoming due in installments of $100,000, $100,000 and $25,000 on the first, second and third anniversaries of the closing, respectively. The first anniversary installment was paid during fiscal 1998. The remaining payments are being withheld pending calculations and settlement of purchase price adjustments.

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

Effective June 1, 1997, the Company purchased the assets and business of Centerline Stage & Studio Lighting, Inc. of Tempe, Arizona. The acquisition was accounted for under the purchase method of accounting for business combinations. The acquisition was made for cash payment of $382,000, of which $237,000 was paid on closing, with the remaining portion of the purchase price paid in fiscal year 1999. In addition, the Company assumed debt of $164,000 related to the transaction.

In respect of the acquisitions effected during fiscal year 1997 (the "1997 Acquisitions"), goodwill amounted to $4,074,000, and the fair market value of assets acquired was $13,091,000. The fair value of liabilities assumed in connection with those acquisitions was $16,168,000.

Effective October 1, 1997, the Company purchased the assets and business of Haehnle Dwertman, Inc. ("HDI"), a grip, lighting and video camera rental company in Covington, Kentucky and Cincinnati, Ohio. The acquisition was accounted for under the purchase method of accounting for business combinations. The acquisition was made for cash of $800,000 and 350,000 restricted shares of the Company's common stock in exchange for all of the common stock of HDI, in a transaction exempt from registration under the Securities Act of 1933. In addition, the Company assumed debt of $1,558,000 relating to the transaction.

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

Effective April 1, 1998, the Company purchased the assets and business of Four Star Holding, Inc. ("Four Star"), a holding company which owns 100% of Four Star Lighting, Inc. The acquisition was accounted for under the purchase method of accounting for business combinations. Four Star provides rentals of lighting and other equipment for use in theatrical productions. Pursuant to a stock purchase agreement, in exchange for all of the capital stock of Four Star, the Company paid $18,421,000 in cash to the shareholders of Four Star and $9,104,000 in cash to reduce the long-term debt of Four Star. In addition, the Company assumed debt of $1,907,000 relating to the transaction. Four Star has operations in Mount Vernon, New York, and is a wholly-owned subsidiary of the Company.

In respect to the acquisitions made during fiscal year 1998, the excess of purchase price over the fair market value of net assets acquired amounted to $19,089,000 and was recorded as goodwill. The fair market value of assets acquired was $15,387,000 and the fair value of liabilities assumed in connection with these acquisitions was $4,157,000.

The Company's other operating subsidiaries include Hollywood Rental Company, LLC ("HRC"), which is wholly owned by the Company and supplies the motion picture and television industry with a diverse range of production equipment, specializing in lighting and grip equipment, power generators and production trucks on a rental basis. Matthews Studio Electronics, Inc., a wholly owned subsidiary of the Company ("Studio Electronics"), manufactures and rents Cam-Remote(R) and Mini-Mote(R) C.A.T. Systems (the "Systems") under short-term rental and long-term lease arrangements.

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

For the fiscal year ended September 30, 1997, a single rental customer accounted for approximately 10.9 percent of total revenues. No customer accounted for more than 10 percent of total revenues in fiscal 1999 or 1998.

Fair Values of Financial Instruments - The carrying value of financial instruments such as cash, accounts receivable, accounts payable, accrued and other liabilities and short-term revolving credit agreements approximate their fair value based on the short-term maturities of these instruments. The carrying value of long-term debt approximates its fair value based on references to similar instruments.

Inventories - Inventories are principally stated at the lower of first-in, first-out cost or market and consist of finished goods.

Other Assets - The Company purchased the grip and lighting equipment of Disney Production Services, Inc. ("DPS") in June 1998, and concurrently entered into an agreement to operate equipment rental and supply departments at certain DPS locations. In connection with these transactions, the Company paid $1,500,000 for the right to operate the equipment rental and supply departments at DPS locations and has capitalized this amount as a deferred asset to be amortized over the seven-year term of the agreement. Capitalized computer software costs of approximately $943,000, and loan fees that are being amortized as interest expense over the term of the bank facility, are included in other assets. Capitalized computer software costs consist of costs to purchase and develop software. The Company capitalizes internally developed software costs based on a project-by-project analysis of each project's significance to the Company and its estimated useful life. All capitalized software costs are amortized on a straight line method over a period of five years. Amortization expense related to capitalized computer software costs charged to operations was $149,000 for the year ended September 30, 1999.

Goodwill - Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method, generally over 25 years. Useful lives are determined on a case by case basis for each business acquired. The carrying value of goodwill is reviewed if the facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on estimated undiscounted cash flows of the Company over the remaining amortization period, the Company's carrying value would be reduced by the estimated shortfall of discounted cash flows (See Note 5).

Marketing and Advertising Expenses - Marketing expenses, including amortization of capitalized costs, for the years ended September 30, 1999, 1998 and 1997 were $357,000, $384,000 and $409,000, respectively. The advertising expenses (including media advertising and promotions) are expensed when incurred and for the years ended September 30, 1999, 1998 and 1997 were $172,000, $335,000 and
$175,000, respectively.

Property and Equipment - Property and equipment, including items acquired under capital leases, are recorded at cost. Costs incurred for major renewals and betterments that extend the useful life of the assets are capitalized, whereas repair and maintenance costs are charged to expense as incurred. When property is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. Depreciation and amortization is calculated using the straight-line method over the estimated useful lives of the assets as follows:

          Rental equipment                   5 - 10 years

          Buildings and improvements         10 - 40 years

          Other                              5 - 10 years

Leasehold improvements are amortized over the estimated useful lives, or the term of the related leases, whichever is shorter.

Revenue Recognition - The Company recognizes revenue from rentals under operating leases in the week in which they are earned and recognizes product sales upon shipment.

Per Share Data - During the year ended September 30, 1998, the Company adopted the Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator on the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. All periods presented reflect the adoption of SFAS No. 128 and the impact on amounts previously reported was not material.

Income Taxes - The Company utilizes the liability method to determine the provision for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. For the year ended September 30, 1997, income tax expense was reduced as a result of recognition of net operating loss carryforwards, which were reserved in prior years due to uncertainty of realization. In fiscal year 1999, income tax benefits resulting from net operating loss carryforwards generated during the year were partially reserved due to uncertainty of realization.

Long-Lived Assets - Long-lived assets used in operations are reviewed periodically to determine that the carrying values are not impaired and if indicators of impairment are present or if long-lived assets are expected to be disposed of at a loss, impairment losses are recorded (See Note 5).

Stock-Based Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Financial Statement Presentation - Certain balances from the September 30, 1998 and 1997 financial statements have been reclassified to conform to the September 30, 1999 presentation.

3.  Earnings per Share ("EPS")

The following is a reconciliation of the computations for basic and diluted EPS (in thousands, except per share data):

                                                        For the Year Ended September 30,
                                                        --------------------------------
                                              1999                                           1998
                             ------------------------------------------     ----------------------------------------
                                Loss          Shares       Per -Share         Income         Shares       Per -Share
                             (Numerator)   (Denominator)     Amount         (Numerator)   (Denominator)     Amount
                             -----------   -------------   -----------      -----------   -------------   ----------
Basic EPS:
Income (loss) available
to common stockholders         $(20,172)          9,305        $(2.17)           $  49          10,848         $0.00
                                                               ======                                          =====

Effect of dilutive
options and warrants                  -               -                              -           1,376
                               --------           -----                          -----          ------

Diluted EPS:
Income (loss) available
 to common stockholders
 and assumed conversions       $(20,172)          9,305        $(2.17)           $  49          12,223         $0.00
                               ========           =====        ======            =====          ======         =====


                                        For the Year Ended September 30, 1997
                                       --------------------------------------

                                  Income                Shares             Per -Share
                                (Numerator)          (Denominator)           Amount
                             -----------------    -------------------   ----------------
Basic EPS:
Income available
to common stockholders                  $1,512                10,456               $0.14
                                                                                   =====

Effect of dilutive
options and warrants                         -                   652
                                        ------                ------

Diluted EPS:
Income available to
common stockholders and
assumed conversions                     $1,512                11,108               $0.13
                                        ======                ======               =====


Options to purchase 3,968,000 shares of common stock at a range of $2.00 to $6.31 per share, for the year ended September 30, 1999, were excluded from the calculation of EPS because of their dilutive effect on the net loss per share. Options to purchase 162,000 shares of common stock at a range of $4.13 to $4.74 per share, and 673,000 shares of common stock at a range of $3.00 to $4.38 per share, for the years ended September 30, 1998 and 1997, respectively, were outstanding during the periods yet excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock.

4.   Property, Plant and Equipment

The following is a summary of property, plant and equipment (in thousands):

                                                                           September 30,
                                                                      1999              1998
                                                                 ---------------   ---------------

Rental equipment                                                         $81,785           $71,550
Office furniture and equipment                                             3,183             3,520
Land and building                                                          1,554             1,554
Leasehold improvements                                                     1,206             1,181
                                                                         -------           -------
                                                                          87,728            77,805
Less accumulated depreciation and amortization
     (including $29,689 and $23,633 in 1999 & 1998,
      respectively, for rental equipment)                                 33,560            26,155
                                                                         -------           -------

Property, plant and equipment, net                                       $54,168           $51,650
                                                                         =======           =======

Amortization of capital leases is included in depreciation expense. Property, plant and equipment also includes the following assets recorded under capital leases (in thousands):


                                                                                             September 30,
                                                                                   1999                         1998
                                                                              ----------------------------------------
Property, plant and equipment                                                 $    5,759                      $ 6,079
Less accumulated amortization                                                     (1,291)                      (1,645)
                                                                              ----------                      -------
                                                                              $    4,468                      $ 4,434
                                                                              ==========                      =======

5.  Asset Impairment and Other Charges

During its fiscal year ended September 30, 1999 the Company incurred a net loss of $20,172,000. This amount included approximately $9,228,000 of non-recurring and non-cash charges. The significant charges relate to the write-down of certain long-term assets, the closing of a Company site and an accrual for a litigation matter.

As a result of management's review of certain acquisitions, including the current business environment and their continued operating losses in fiscal year 1999, the Company performed an impairment review of its long-lived assets.
Based on this review and future revenue and cash flow projections, the Company believes that certain long-lived assets have been impaired. The Company determined that the estimated fair value was below the carrying value of the long-lived assets. Accordingly, in the fourth quarter of fiscal year 1999, supplemental depreciation of long-term assets and amortization of goodwill pursuant to Statement of Financial Accounting Standards No. 121 was recorded as impairment charges of $5,028,000, for the write-down of goodwill and $1,025,000, for the write-down of property, plant and equipment and deferred charges.

Additionally, in 1999 the Company recorded in selling, general and administrative expenses a provision of approximately $1,058,000 to close an underperforming location and $1,500,000 related to the settlement of a litigation matter which arose in the fourth quarter. The provision for closure of the location includes the accrued costs of closing the facility, moving certain physical assets to other locations, severance costs and the write-down of certain assets to expected realizable value. The litigation matter was settled by the Company through the issuance of 400,000 restricted shares of the Company's common stock and a cash payment of $128,000, each subsequent to September 30, 1999.

6.  Gain on Sale of Manufacturing Subsidiary

In September 1998, the Company transferred all of the shares of stock of its subsidiary Matthews Studio Equipment, Inc., which designed and manufactured equipment and accessories for lighting support and lighting control, to Phillips Associates, an entity owned by a trust controlled by a former shareholder and director of the Company, in exchange for 1,916,450 shares of the Company's common stock and assumption of $5,000,000 of the Company's bank debt. As a result of this transaction, the Company recorded a gain of $3,963,000. The Company's results of operations included net sales and operating income of $13,452,000 and $763,000, in 1998, respectively, and $12,689,000 and $424,000 in
1997, from this manufacturing subsidiary.

7.  Net Investment in Leases

Finance and Sales Type Leases - The Company's net investment in finance and sales-type leases consists of the following (in thousands):


                                                                      September 30,
                                                   -----------------------------------------------
                                                             1999                      1998
                                                   ---------------------     ---------------------

Minimum lease payments receivable                                  $ 457                     $ 668
Unearned income                                                      (43)                      (67)
Net investment in leases, including current                        $ 414                     $ 601
 portion of $264 in 1999 and $353 in 1998
                                                   =====================     =====================

Future annual minimum lease payments receivable under finance and sales-type leases are as follows at September 30, 1999 (in thousands):

2000                            $264
2001                              42
2002                              44
2003                              49
2004 and thereafter               58
                       -------------
                                $457
                       =============

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

8.   Long-Term Debt

Long-term debt consists of the following (in thousands):

                                                                                        September 30,
                                                                            1999                           1998
                                                                     ------------------             ------------------

Revolving Credit Loan                                                           $55,830                        $54,227
Term Note                                                                        14,000                         16,000
Senior subordinated notes                                                        10,400                            100
                                                                                -------                        -------
                                                                                 80,230                         70,327
Bank and vendor notes payable, partially collateralized by
     land, building, vehicles and equipment, payable in monthly installments, with interest at approximately 5% to 10% due
      through 2004                                                                2,864                          3,131
Capital lease obligations, with interest at approximately
6.5% to 22.6% due through 2003                                                    4,330                          4,615
Notes payable to related parties, interest at 8% to 8.75%                         1,091                          1,305
                                                                                -------                        -------
                                                                                 88,515                         79,378
Less current portion                                                              5,404                          4,687
                                                                                -------                        -------
                                                                                $83,111                        $74,691
                                                                                =======                        =======

The aggregate annual maturities of long-term debt and payments on capital leases consist of the following at September 30, 1999 (in thousands):

                                                    Long-Term               Capital
                                                       Debt                  Leases
                                               --------------------   --------------------

2000                                                        $ 3,496                 $2,278
2001                                                         68,284                  1,440
2002                                                            161                    863
2003                                                            171                    377
2004                                                             86                      -
and thereafter                                               11,987                      -
                                                            -------                 ------
                                                            $84,185                  4,958
                                                            =======
Less amounts representing interest on capital leases                                $  628
                                                                                    ------

Present value of net minimum lease payments
(including current portion of $1,908)                                               $4,330
                                                                                    ======

Beginning in the latter part of fiscal 1998 and continuing throughout fiscal 1999, the major producers of feature films initiated cost reduction practices, and focused on producing smaller budget films (which require less production equipment). These practices resulted in fewer films being shot in the United Sates which, in turn, resulted in greater competition among suppliers to the film industry. Production equipment suppliers responded to these pressures by substantially reducing their rental charges. In this fiercely competitive environment, the Company was forced to either reduce its rental charges or forego certain opportunities. The Company's profit margin from its feature film production equipment business was severely reduced during fiscal 1999 and 1998.

As a result of the above, the Company's working capital and profitability declined significantly while the Company's outstanding indebtedness increased significantly during fiscal year 1999. These matters raise substantial doubt about the Company's ability to continue as a going concern.

At September 30, 1999, the Company had negative working capital of approximately $10,303,000. The Company intends to improve its liquidity and capital resources principally through a combination of the disposition of certain assets from its video and/or theatrical operations, the raising of equity capital, and implementing cost cutting efforts. The Company will also seek to refinance its senior credit facility. However, there is no assurance that the Company will succeed in accomplishing any or all of these goals.

In addition, the Company intends to curb the level of rental asset purchases to improve its working capital and liquidity, however, this action could have a material adverse effect on future operations.

The Company has reallocated its resources during fiscal 1999 and the first quarter of fiscal 2000 to improve cash flow. The Company has closed or consolidated certain facilities. In addition, the Company has decided to dispose of businesses which do not contribute satisfactorily to profit, or which can generate significant cash upon disposition. The Company intends to use proceeds from these sales to reduce bank debt and trade payables.

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

During its fiscal year ended September 30, 1999 the Company incurred a net loss of $20,172,000. The net loss resulted in the Company not being in compliance with certain financial covenants of its bank credit facility. The lenders waived the covenant violations for the period through September 30, 1999, and certain financial covenants have been reset on a going forward basis. However, the Company's future compliance with the amended covenants is based, in part, on the expectation that the Company will successfully execute its cost control efforts and will generate cash proceeds from the disposition of certain of its assets, of which there can be no assurance. In addition, the lenders have also imposed a shorter maturity date for the facility.

At September 30, 1999, the Chase Facility included a $16,000,000 term loan and a $61,000,000 revolving credit facility. The term loan requires quarterly principal payments of $500,000 commencing December 31, 1998, and increasing to $750,000 commencing December 31, 1999, with the balance due at maturity. All such payments have been made by the Company through December 31, 1999, and the current balance of the term loan is $14,000,000.

Pursuant to an amendment made in January 2000, interest under the facility accrues at a rate, depending on the Company's leverage ratio (as defined in the Chase Facility) equal to the greater of (i) Chase Bank's Prime Rate plus a maximum of 1.50%, (ii) the Base CD Rate (as determined by Chase Bank) plus a maximum of 2.50% or (iii) the Federal Funds Effective Rate plus a maximum of 2.00%. In addition, the Company pays a fee ranging from three-eighths of one percent to one-half of one percent on the unused credit commitment. Interest is payable quarterly. Prior to the January 2000 amendment, the Company had the option of using a LIBOR based rate, which yielded a lower interest rate. A LIBOR based interest rate will be available again only when the term loan is fully repaid or the Company disposes of its theatrical operations.

As amended, the Chase Facility matures January 31, 2001. Pursuant to the January 2000 amendment, the Company is required to repay the term loan in full from the proceeds of the sale of certain assets expected in fiscal 2000 (of which there can be no assurance that such events will occur). In addition, on that date, the revolving credit facility also is to reduce to $40,000,000. In the event that prior to June 1, 2000, the Company disposes of its video operations, the revolving credit facility is to reduce to $57,000,000, and in the event that prior to June 1, 2000, the Company disposes of its theatrical operations, the revolving credit facility is to reduce to $40,000,000.

The facility prohibits the payment of cash dividends and requires the Company to maintain certain levels of net worth and EBITDA (earnings before interest, taxes, depreciation and amortization), and to meet several financial ratios (including interest coverage, leverage and debt service coverage ratios as defined in the agreement). In addition, the Chase Facility imposes capital expenditure limitations.

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

Interest on the remaining $100,000, required under the subordinated note is at the rate of 10.00% until its maturity.

The Company is in negotiations to amend the Purchase Agreement to reset financial covenants, including annual capital expenditure limits an acquisition limits to be similar to those required under the Chase Facility. The ING Warrant, as amended, requires an adjustment of the exercise price to $2.00 per share if the Company did not complete a public offering of its common stock at a price of at least $2.50 per share with net proceeds to the Company of at least $10 million by December 31, 1999 (a "Qualifying Offering"). Accordingly, effective January 1, 2000, the exercise price under the ING Warrant was reduced to $2.00 per share.

As part of the transaction with ING, the Company in July 1995 also entered into a registration rights agreement (the "Registration Rights Agreement") with ING, entitling the holders of the ING Warrant to certain demand and piggy back registration rights with respect to the shares of common stock issuable upon exercise of these warrants, as well as any shares of common stock subsequently acquired by ING. The Registration Rights Agreement also grants ING the right to require the Company to file a shelf registration statement with respect to the sale from time to time of 1.4 million shares of common stock of the Company acquired by ING from a former employee of the Company.

The Registration Rights Agreement also granted piggyback registration rights to Sutro & Co. Incorporated ("Sutro"), which acted as the Company's investment bankers in connection with the transaction with ING, with respect to a common stock purchase warrant for 100,000 shares of the common stock. Sutro has fully exercised this warrant.

In addition, as part of the transaction with ING, in July 1995 the Company, Carlos D. DeMattos and Edward Phillips and their affiliates ("Management Stockholders") entered into a Stockholders' Agreement with ING (the "Stockholders Agreement") pursuant to which the Company and the Management Stockholders agreed to nominate and vote for the election of two representatives of ING to the Board of Directors of the Company, the number of members of which would be set at nine. The Stockholders Agreement also contains certain restrictions on the transfer of shares held by ING and the Management Stockholders. In addition, the Stockholders Agreement was amended in April 1996 to provide that the obligations of the Management Stockholders to vote for ING nominees for the Company's Board of Directors, and the obligation of the Company to nominate such ING nominees would extend to July 27, 2005, unless a change in control or certain public offering of the Company's common stock, as described in the Stockholders Agreement, occurs, in which case those obligations will terminate. The Stockholders Agreement has been further amended to require that the Company's Board of Directors will have no less than seven and no more than nine directors.

As part of the January 1999 amendment to the Chase Facility, ING caused ING (U.S.) Capital LLC to issue in favor of the lenders under the Chase Facility a $3 million letter of credit. The letter of credit was cancelled in June 1999 in connection with ING's purchase of a $10,000,000 Convertible Senior Subordinated Note from the Company.

As additional consideration for ING's procurement of the letter of credit, the Company issued to ING warrants to purchase 450,000 shares of the Company's common stock at an exercise price of $2.50 per share. These warrants have antidilutive rights similar to those available to ING under the ING Warrant, but the exercise price is not subject to decrease due to failure to timely effect a Qualifying Offering. Also the one share of preferred stock issued to ING does not accord voting rights with respect to the number of shares underlying these warrants. These warrants are entitled to the benefits of and subject to the restrictions under the Registration Rights Agreement and the Stockholders Agreement. Warrants to purchase 150,000 shares were subject to cancellation if the Company met certain financial covenants required to cause the letter of credit to be released. However, as discussed below, these warrants are no longer subject to cancellation.

ING Convertible Senior Subordinated Notes. On June 30, 1999, the Company sold $10,000,000 of convertible senior subordinated notes ("ING Notes") to ING. The proceeds from the transaction were used for general corporate purposes.

The ING Notes are secured by a junior and subordinated general security interest in the Company's and its subsidiaries' assets, will mature on June 30, 2005, and bear interest at twelve percent for the first year and eighteen percent thereafter. At the Company's option, interest on the ING Notes may be paid in cash or in kind (i.e., by the issuance of additional notes similar to the ING Notes.) At September 30, 1999, the balance of these notes was $10,300,000, including accrued interest. However, in the event of an equity offering by the Company which results in gross proceeds of $25,000,000 (including the converted ING Notes, as discussed below) or more on or prior to June 30, 2000 (a "Qualified Equity Offering"), the principal amount of the ING Notes then outstanding plus accrued and unpaid interest thereon will automatically convert into shares of the Company's common stock at the subscription price to investors in such Qualified Equity Offering. If a Qualified Equity Offering has not been consummated on or prior to June 30, 2000, the Company will issue to the holders of the ING Notes 500,000 warrants to purchase the Company's common stock at $0.01 per share for each $10,000,000 of principal outstanding under the ING Notes. As part of this ING Notes transaction, the common stock purchase warrants dated January

12, 1999, which granted ING the right to purchase 150,000 shares at $2.50 per share were not canceled and have remained outstanding.

9.   Income Taxes

Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                                        September 30,
                                                                            1999                            1998
                                                                     -------------------             -------------------

Deferred tax liabilities:
  Tax depreciation in excess of book depreciation                               $ 5,209                          $6,043
  Leasing income                                                                    574                             420
  Other                                                                              15                             153
                                                                                -------                          ------
Total deferred tax liabilities                                                  $ 5,798                          $6,616

Deferred tax assets:
  Net operating loss carryforwards                                              $ 9,684                          $2,575
  Alternative minimum tax credit carryforwards                                      830                             830
  ITC credit carryforwards                                                          148                             148
  Allowance for doubtful accounts receivable                                        513                             471
  Excess of tax basis over financial statement basis of inventory                    77                             153
  Other accruals                                                                     98                              12
  Valuation allowance                                                            (5,552)                           (635)
                                                                                -------                          ------
Total deferred tax assets                                                         5,798                           3,554
                                                                                -------                          ------
Net deferred tax liabilities                                                    $     -                          $3,062
                                                                                =======                          ======


The provision (benefit) for income taxes on income before extraordinary item is as follows (in thousands):

                                                                   September 30,
                                     ----------------------------------------------------------------------
                                               1999                     1998                    1997
                                     --------------------     --------------------     --------------------

Current:
  Federal                                         $     -                    $   -                    $ 209
  State                                               331                       18                      135
                                                  -------                    -----                    -----
                                                      331                       18                      344
Deferred:
  Federal                                          (1,918)                    (730)                     335
  State                                              (944)                    (163)                      69
                                                  -------                    -----                    -----
                                                   (2,862)                    (893)                     404
                                                  -------                    -----                    -----
                                                  $(2,531)                   $(875)                   $ 748
                                                  =======                    =====                    =====

The reconciliation of income tax computed at the U.S. federal statutory tax rates to income tax expense (benefit) for income, before extraordinary item, is ($ in thousands):

                                                         For the Year Ended September 30,
                                       -----------------------------------------------------------------
                                                  1999                   1998                 1997
                                                ---------              --------              -------
                                           Amount     Percent     Amount    Percent    Amount    Percent
                                          ---------   --------   --------   --------   -------   --------

Tax at U.S. statutory rate                 $(7,685)      (34)%   $  (281)      (34)%    $ 834         34%
State income taxes, net of                    (534)        (2)       (96)       (12)      147          6
   Federal tax benefit
Tax free gain on sale of                         -          -     (1,347)      (163)        -          -
   manufacturing subsidiary
Permanent differences                           45          -         30          4        37          1
Goodwill                                     1,927          9        275         33         -          -
Increase (decrease) in valuation             4,918         22        563         68      (264)       (11)
   allowance
Adjustments to cumulative book/tax          (1,202)        (5)       (19)        (2)       (6)         -
 differences and other                     -------       ----    -------      -----     -----        ---
                                           $(2,531)      (10)%   $  (875)     (106)%      748         30%


At September 30, 1999, the Company has alternative minimum tax credit carryforwards, with no expiration date of $715,000, and federal net operating loss carryforwards of approximately $25,218,000 that expire in years 2010 through 2014.

10.  Shareholders' Equity

At September 30, 1999, the Company had the following warrants and stock options outstanding for the purchase of its common stock:

                                                                            Number of
          Description                      Expiration Date               Shares Issuable           Exercise Price
---------------------------------------------------------------------------------------------------------------------
ING Warrants                       September 2005                          2,322,464                $      2.50
ING Warrants                       January 2009                              450,000                $      2.50


1994 Plan Options                  March 2004                                830,066                $2.00-$4.74
1994 Directors' Plan Options       March 2005                                150,000                $2.00-$6.31
Options outside of Plans           June 2005                                 215,000                $      3.00
                                                                           ---------
Total number of common
   shares issuable                                                         3,967,530
                                                                           =========

Warrants - In connection with the ING transaction (see Note 8), the Company issued the ING Warrant to ING for the purchase of 2,322,464 shares of common stock (subject to certain antidilution rights) at an initial purchase price of $2.50 per share, which expires July 27, 2005. As amended, the ING Warrant requires an adjustment of the warrant exercise price to $2.00 per share if the Company does not complete a public offering of its common stock at a price of at least $2.50 per share with net proceeds to the Company of at least $10 million by December 31, 1999. Accordingly, effective January 1, 2000, the exercise price under the ING Warrant was reduced to $2.00 per share.

Stock Options - At September 30, 1999, the Company has three stock-based compensation plans, which are described below. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") the Company's net loss and earnings per share on a pro forma basis, would have been as indicated below (in thousands, except per share data):

                                                                 September 30,
                                                        1999                     1998
                                                        ----                     ----

Net income (loss):
     As reported                                     $(20,172)               $   49
     Pro forma                                        (20,401)                  (75)
Net income (loss) per share,
Basic and diluted
     As reported                                        (2.17)                 0.00
     Pro forma                                          (2.19)                (0.01)

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the weighted-average assumptions, respectively: risk-free interest rate of 6.5%; dividend yields of 0%; and expected lives of the options from 3 to 5 years.

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

The 1994 Directors Plan provides for the granting of options to purchase up to 300,000 shares of common stock. As of the date of each Annual Meeting of Shareholders, non-employee directors who have not previously received a grant under the 1994 Directors Plan, will receive an option to purchase 15,000 shares of common stock. Such shares are exercisable ratably 6, 24 and 36 months after the grant date, and at the fair market value of the shares at the grant date. During 1999, options for 5,000 of these shares were exercised; however, for 1998 and 1997, no options were exercised under the 1994 Directors Plan.

The following summarizes the option activity related to the plans:

                                           1999                       1998                       1997
                                ------------------------------------------------------------------------------
                                                Weighted                   Weighted                   Weighted
                                                Average                    Average                    Average
                                   Shares       Exercise      Shares       Exercise      Shares       Exercise
          Description              (000's)       Price        (000's)       Price        (000's)       Price
--------------------------------   -------      --------      -------      --------      -------      --------
Fixed Options:
Outstanding, at beginning of        1,414          $2.83       1,209          $2.44         870          $2.37
 year
Granted                               241          $3.57         337          $4.09         388          $2.65
Exercised                            (350)         $2.35         (44)         $2.08         (15)         $1.64
Forfeited                           ( 325)         $2.45         (88)         $2.72         (34)         $3.02
                                   ------                      -----                      -----
Outstanding at end of year            980          $3.28       1,414          $2.83       1,209          $2.44
                                   ======                      =====                      =====

Options exercisable at year-end       541          $2.98         748          $2.62         622          $2.47
                                   ======         =======      =====         ======       =====          =====
Weighted average fair value of
 exercisable options at year-end                   $1.58                      $1.12                      $0.90
                                                  =======                    ======                      =====


The weighted average remaining contract life of the plan options was 4.5 years as of September 30, 1999.

At September 30, 1999, the range of prices of exercisable options under the plans were $2.00 to $6.31.

In addition to options under the Plans, the Company also issued options outside of these Plans to certain employees in fiscal 1999 and Carlos D. DeMattos, Edward Phillips and ING during fiscal 1995. During 1999, 1998 and 1997, none of these options were exercised. However, in connection with sale of the manufacturing subsidiary in fiscal year 1998, to Phillips Associates, 200,000 of these options were terminated.

At September 30, 1999, the Company has adequately reserved common shares to cover all outstanding options and warrants.

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

Future minimum payments under non-cancelable operating leases with initial terms of one year or more consisted of the following at September 30, 1999 (in thousands):


                                        Operating
                                         Leases
                                     ---------------
               2000                       $2,131
               2001                        1,820
               2002                        1,211
               2003                          391
               2004                           73
            thereafter                       298
                                          ------
                                          $5,924
                                          ======

Rent expense under operating leases approximated $2,698,000 for 1999, $2,860,000 for 1998 and $1,687,000 in 1997. Included in rent expense is rent for property leased from certain officers/shareholders of $590,000, $1,020,000 and $479,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

The Company also entered into a registration rights agreement (the "Registration Rights Agreement") with ING, entitling the holders of the ING Warrant to certain demand and piggy back registration rights with respect to the shares of common stock issuable upon exercise of the ING Warrant as well as any shares of common stock subsequently acquired by ING. The Registration Rights Agreement also grants ING the right to require the Company to file a shelf registration statement with respect to the sale from time to time of the 1.4 million shares of common stock of the Company acquired by ING from a former employee of the Company.

The Company is from time to time named as a defendant in legal proceedings, in the ordinary course of its business. In the opinion of management, after consultation with outside counsel, there are no outstanding suits or claims that may reasonably result in a material adverse effect on the business, financial condition or results of operations of the Company.

12.  Benefit Plans

The Company maintains a defined contribution retirement plan (the "Plan"), which qualifies under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees with over one year of service. The Company makes matching contributions between 20% and 30% of the participant's deferral depending on the participant's annual salary up to a maximum of 6% of compensation. The Company recognized expense under the plan of $154,000 in 1999, $158,000 in 1998 and $77,000 in 1997.

Four Star's employees (approximately 34) are represented by the International Alliance of Theatrical Stage Employees, AFL-CIO and Four Star has entered into contractual arrangements with such union in respect of its employees that expire in December 31, 2002 and January 31, 2001, respectively.

13.  Subsequent Events

Duke City

The Company is engaged in discussions to sell the rental assets of Duke City Video, the net book value of which at September 30, 1999 is approximately $12 million. Currently, there is no firm commitment from any party, but the Company is continuing negotiations with the goal of effecting a sale in the near future.

                                  Schedule II

                       VALUATION AND QUALIFYING ACCOUNTS
                             (amounts in thousands)


     Year                                          Charged
     Ended                            Balance at   to Costs   Charged                    Balance
   September                          Beginning      and      to Other                   at End
      30            Description        of Year     Expenses   Accounts    Deductions     of Year
   ----------   -----------------    ----------   ---------   --------    ----------     -------
           1999   Allowance for
                  doubtful accounts    $1,259       $481       $   -       $ 320(A)      $1,420
           1998   Allowance for
                  doubtful accounts       745        562         156(B)      204(A)       1,259
           1997   Allowance for
                  doubtful accounts       480        269         150(B)      154(A)         745
---------------------------------------------------------------------------------------------------

(A) Uncollectible accounts written off.
(B) Amount assumed in connection with acquisitions.

                               INDEX TO EXHIBITS



      Exhibit
        No.            Description
       ----            -----------

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

        4.1            Common Stock Purchase Warrant dated as of July 27, 1995, issued by the Company to
                       ING Equity Partners, L.P. I., incorporated by reference to the Company's Form 8-K dated July 27, 1995.

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

        4.6            Amendment No. 2 to Stockholders Agreement dated as of August 30, 1999, among the
                       Company, ING Equity Partners L.P. I, Carlos D. DeMattos and The Carlos and Elena
                       DeMattos Family Trust.

        4.7            $100,000 Senior Subordinated Note dated July 27, 1995, made by the Company in favor of ING Equity Partners, L.P. I, incorporated by reference to the Company's
                       Form 10-Q for the fiscal quarter ended March 31, 1996.

      Exhibit
        No.            Description
       ----            -----------

        4.8            Common Stock Purchase Warrant dated as of January 12, 1999, issued by the
                       Company in favor of ING Equity Partners, L.P. I, for 300,000 shares, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30,
                       1998.

        4.9            Common Stock Purchase Warrant dated as of January 12, 1999, issued by the Company in favor of ING Equity Partners, L.P.I, for 150,000 shares, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1998.

        4.10           Convertible Senior Subordinated Note dated June 30, 1999, executed by the Company in favor of ING Equity Partners, L.P. I, incorporated by reference to the
                       Company's Form 8-K dated June 30, 1999.

        4.11           Form of Common Stock Purchase Warrant issuable under the Note Purchase Agreement dated June 30, 1999, between the Company and the Purchasers listed on Schedule I thereto, incorporated by reference to the Company's Form 8-K dated June 30, 1999.

        10.1           1989 Stock Option Plan, incorporated by reference to the Company's Registration
                       Statement on Form S-18 No. 33-30963 LA.

        10.2           Amendment to 1989 Stock Option Plan, incorporated by reference to the Company's
                       Form 10-K for the fiscal year ended September 30, 1991.

        10.3           1994 Stock Option Plan, incorporated by reference to the Company's Proxy
                       Statement dated March 29, 1994.

        10.4           Amended and Restated 1994 Stock Option Plan for Directors.

        10.5           Agreement of Dissolution of General Partnership between Matthews Studio
                       Electronics, Inc., and E.F. Nettmann & Associates, Inc., dated as of September
                       30, 1994, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

        10.6           Equipment Management Services Agreement between Matthews Studio Electronics,
                       Inc., and E.F. Nettmann & Associates, Inc., dated as of October 1, 1994, incorporated by reference to the Company's Form 10-K for the fiscal year ended
                       September 30, 1995.

        10.7           Assignment of License Agreement With Option of First Refusal between Matthews
                       Studio Electronics, a general partnership and the Company, dated as of June 1,
                       1989, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1995.

        10.8           Purchase Agreement dated as of July 27, 1995 between the Company and ING Equity
                       Partners, L.P. I, incorporated by reference to the Company's Form 8-K dated July
                       27, 1995.

      Exhibit
        No.            Description
       ----            -----------


        10.9           Amendment No. 1 to Purchase Agreement dated as of April 5, 1996, between the
                       Company and ING Equity Partners, L.P. I, incorporated by reference to the
                       Company's Form 10-Q for the fiscal quarter ended March 31, 1996.

       10.10           Amended and Restated Credit Agreement dated as of April 1, 1998, among the
                       Company, Matthews Studio Equipment, Inc., Hollywood Rental Co., Inc., Matthews
                       Studio Electronics, Inc., Acceptance Corporation, Duke City Video, Inc., HDI
                       Holdings, Inc., Four Star Lighting, Inc., the guarantors named therein the lenders named therein and The Chase Manhattan Bank, as agent for the lenders, incorporated by  reference to  the Company's  Form 8-K  dated April 1, 1998.

       10.11           Waiver and Amendment Agreement No. 2 dated as of September 25, 1998, among the
                       Company, Hollywood Rental Company, LLC, Matthews Studio Electronics, Inc.,
                       Matthews Acceptance Corporation, Duke City Video, Inc., HDI Holdings, Inc., Four
                       Star Lighting, Inc., Matthews Studio Sales, Inc., Matthews Studio Group Centers,
                       Inc., the guarantors named therein, The Chase Manhattan Bank, as Agent for the lenders, and the lenders named therein, incorporated by reference to the
                       Company's Form 10-K for the fiscal year ended September 30, 1998.

       10.12           Waiver and Amendment Agreement No. 3 dated as of January 12, 1999, among the
                       Company, Hollywood Rental Company, LLC, Matthews Studio Electronics, Inc.,
                       Matthews Acceptance Corporation, Duke City Video, Inc., HDI Holdings, Inc., Four
                       Star Lighting, Inc., Matthews Studio Sales, Inc., Matthews Studio Group Centers,
                       Inc., the guarantors named therein, The Chase Manhattan Bank, as Agent for the lenders, and the lenders named therein, incorporated by reference to the
                       Company's Form 10-K for the fiscal year ended September 30, 1998.

       10.13           Waiver and Amendment Agreement No. 4 dated June 30, 1999 to the Amended and
                       Restated Credit Agreement dated April 1, 1998, among:  the Company; Hollywood
                       Rental Company, LLC; Matthews Studio Electronics, Inc.; Matthews Acceptance
                       Corporation; Duke City Video, Inc.; HDI Holdings, Inc.; Four Star Lighting, Inc.;
                       Matthews Studio Sales, Inc.; Matthews Studio Group Centers, Inc.; Keylite
                       Holdings, Inc.; Reel Wheels Inc.; Keylite Production Services, Inc.; Duke City
                       Holdings, Inc.; Four Star Holding, Inc.; ShowbizMart.com Inc.; The Chase
                       Manhattan Bank; PNC Bank, National Association; Wells Fargo Bank, N.A.; CIBC,
                       Inc.; Mellon Bank, N.A.; and The Chase Manhattan Bank, as agent for the lenders, incorporated by reference to the Company's Form 8-K dated June 30, 1999.

      Exhibit
        No.            Description
       ----            -----------


       10.14           Waiver and Amendment Agreement No. 5 dated January __, 2000 to the Amended and
                       Restated Credit Agreement dated April 1, 1998, among:  the Company; Hollywood
                       Rental Company, LLC; Matthews Studio Electronics, Inc.; Matthews Acceptance
                       Corporation; Duke City Video, Inc.; HDI Holdings, Inc.; Four Star Lighting, Inc.;
                       Matthews Studio Sales, Inc.; Matthews Studio Group Centers, Inc.; Keylite
                       Holdings, Inc.; Reel Wheels Inc.; Keylite Production Services, Inc.; Duke City
                       Holdings, Inc.; Four Star Holding, Inc.; ShowbizMart.com Inc.; The Chase
                       Manhattan Bank; PNC Bank, National Association; Wells Fargo Bank, N.A.; CIBC,
                       Inc.; Mellon Bank, N.A.; and The Chase Manhattan Bank, as agent for the lenders, but without schedules and exhibits.

       10.15           Reimbursement Agreement dated as of January 12, 1999, among the Company,
                       Hollywood Rental Company, LLC, Matthews Studio Electronics, Inc., Matthews
                       Acceptance Corporation, Duke City Video, Inc., HDI Holdings, Inc., Four Star
                       Lighting, Inc.,  Matthews Studio Sales, Inc., Matthews Studio Group Centers,
                       Inc., Keylite Holdings, Inc., Reel Wheels, Inc., Keylite Production Services,
                       Inc., Duke City Holdings, Inc., Four Star Holding, Inc. and ING Equity Partners,
                       L.P. I, incorporated by reference to the Company's Form 10-K for the fiscal year ended September 30, 1998.

       10.16           Security Agreement dated as of January 12, 1999, among the Company, Hollywood
                       Rental Company, LLC, Matthews Studio Electronics, Inc., Matthews Acceptance
                       Corporation, Duke City Video, Inc., HDI Holdings, Inc., Four Star Lighting, Inc.,
                       Matthews Studio Sales, Inc., Matthews Studio Group Centers, Inc., Keylite
                       Holdings, Inc., Reel Wheels, Inc., Keylite Production Services, Inc., Duke City
                       Holdings, Inc., Four Star Holding, Inc. and ING Equity Partners, L.P. I,
                       incorporated by reference to the Company's Form 10-K for the fiscal year ended
                       September 30, 1998.

       10.17           Stock Exchange Agreement and Plan of Reorganization dated as of May  2, 1997, among Patricia M. Brusati, Harold Jay Lefkovitz, Louise K. Lefkovitz, Stephen F.
                       Ward, Duke City Video, Inc. and Duke City Holdings, Inc., incorporated by reference to the Company's Form 8-K dated May 2, 1997.

       10.18           $585,561 Note dated as of May 2, 1997, made by Duke City Video, Inc. in favor of
                       Harold Jay Lefkovitz, incorporated by reference to the Company's Form 8-K dated
                       May 2, 1997.

       10.19           Subordination Agreement made by Harold Jay Lefkovitz in favor of The Chase
                       Manhattan Bank, as agent, incorporated by reference to the Company's Form 8-K dated May 2, 1997.

       10.20           Stock Exchange Agreement dated as of May 2, 1997, between Duke City Holdings,
                       Inc. and John E. Hensch, incorporated by reference to the Company's Form 8-K dated May 2, 1997.

      Exhibit
        No.            Description
       ----            ----------------------------------------------------------------------------------

       10.21           Sale Agreement dated March 20, 1998, among the Company, Four Star Associates,
                       L.P., Stonebridge Partners Equity Fund, L.P., Bill L. Aishman, Anthony P.
                       Cancellieri, Darren DeVerna, Four Star Lighting, incorporated by reference to the
                       Company's Form 8-K dated April 1, 1998.

       10.22           Employment Agreement dated April 1, 1998, between Darren DeVerna and the Company, incorporated by reference to the Company's Form 8-K dated April 1, 1998.

       10.23           Amended and Restated Employment Agreement between the Company and Carlos D.
                       DeMattos dated October 1, 1997, incorporated by reference to the Company's Form
                       10-Q for the fiscal quarter ended December 31, 1997.

       10.24           Note Purchase Agreement dated June 30, 1999, between the Company and the
                       Purchasers listed on Schedule I thereto, incorporated by reference to the
                       Company's Form 8-K dated June 30, 1999.

       10.25           Amended and Restated Security Agreement dated June 30, 1999, among:  the Company;
                       Matthews Studio Sales, Inc.;  Hollywood Rental Company, LLC; Matthews Studio
                       Electronics, Inc.; Matthews Acceptance Corporation; Duke City Video, Inc.; HDI
                       Holdings, Inc.; Four Star Lighting, Inc.; Matthews Studio Group Centers, Inc.;
                       Keylite Holdings, Inc.; Reel Wheels, Inc.; Keylite Production Services, Inc.;
                       Duke City Holdings, Inc.; Four Star Holding, Inc.; ShowbizMart.com Inc.; and ING
                       Equity Partners, L.P. I, incorporated by reference to the Company's Form 8-K dated June 30, 1999.

       10.26           Employment Agreement between the Company and Anil Sharma dated December 1, 1999.

       10.27           Stock Option Agreement between the Company and Anil Sharma dated December 1, 1999.

         21            List of the Company's subsidiaries.

         23            Consent of Independent Auditors

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

      Exhibit
        No.            Description
       ----            ----------------------------------------------------------------------------------


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