Form 10-Q
period 1999-12-31
MATTHEWS STUDIO EQUIPMENT GROUP
filed 2000-02-14
CIK 855575

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                                   (Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Period ended December 31, 1999
                     -----------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________ to   ________________

Commission file number 0-18102
                       -------

                         MATTHEWS STUDIO EQUIPMENT GROUP
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       California                      95-1447751
            ---------------------------------------------------------
            (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)         Identification No.)

           3111 North Kenwood Street, Burbank, CA          91505
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

                               Yes X   No ____
                                  ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, No Par Value
                                                 --------------------------
9,994,252 shares as of January 31, 2000
---------------------------------------

                                      Index

                Matthews Studio Equipment Group and Subsidiaries



Part I.   Financial Information


Item 1.   Financial Statements (Unaudited)

          Condensed consolidated balance sheets - December 31, 1999 and September 30, 1999

          Condensed consolidated statements of operations - Three months ended December 31, 1999 and 1998

          Condensed consolidated statements of cash flows - Three months ended December 31, 1999 and 1998

          Notes to condensed consolidated financial statements - December 31,
          1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K


Signatures

Part I.  Financial Information
Item I.  Financial Statements

                Mathews Studio Equipment Group and Subsidiaries
                     Condensed Consolidated Balance Sheets
                               ($ in thousands)



                                                                   December 31,      September 30,
                                                                       1999               1999
                                                                  ------------       -------------
                                                                  (Unaudited)          (Note)
ASSETS:
Current Assets:
     Cash and cash equivalents                                       $    442         $    390
     Accounts receivable, less allowance for
        doubtful accounts of $1,408 at December 31,
        1999 and $1,420 at September 30, 1999                           8,157            9,893
     Current portion of net investment in finance
        and sales-type leases                                             255              264
     Inventories                                                        3,688            3,312
     Prepaid expenses and other current assets                            709              489
     Income tax refund receivable                                          36               36
                                                                     --------         --------
                Total current assets                                   13,287           14,384

        Property and equipment, net                                    52,680           54,168

Net investment in finance and sales-type leases,
     less current portion                                                 135              150
Goodwill less accumulated amortization of $6,526 at December 31,
     1999 and $6,344 at September 30, 1999                             17,177           17,358
                                                                        7,710            5,167
                                                                     --------         --------
                Total assets                                         $ 90,989         $ 91,227
                                                                     ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY (ACCUMULATED DEFICIT):
Current liabilities:
     Accounts payable                                                $ 10,785         $ 11,673
     Accrued liabilities                                                4,623            7,610
     Current portion of long-term debt and capital lease obligations    5,185            5,404
                                                                     --------         --------
                Total current liabilities                              20,593           24,687

Long-term debt and capital lease obligations less current portion      84,997           83,111


Shareholders' equity (accumulated deficit):
     Preferred stock                                                        -                -
     Common stock                                                      12,036            8,132
     Accumulated deficit                                              (26,637)         (24,703)
                                                                     --------         --------
      Total shareholders' equity (accumulated deficit)                (14,601)         (16,571)
                                                                     --------         --------
      Total liabilities and shareholders' equity
              (accumulated deficit                                   $ 90,989         $ 91,227
                                                                     ========         ========


Note: The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.

                Matthews Studio Equipment Group and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                    ($ in thousands, except per share data)


                                                    Three Months Ended
                                                        December 31,

                                                     1999          1998
                                                 ----------     ----------

Revenues from rental operations                  $  11,054       $  10,064
Net product sales                                    4,595           4,882
                                                 ---------       ---------
                                                    15,649          14,946

Costs and expenses:

        Cost of rental operations                    7,023           5,950
        Cost of  product sales                       3,873           3,753
        Selling, general and administrative          4,296           5,041
        Interest, net                                2,391           1,893
                                                 ---------       ---------
                                                    17,583          16,637


Loss before income taxes                            (1,934)         (1,691)
Income taxes provision(benefit)                          0            (339)
                                                 ---------       ---------
                Net loss                         $  (1,934)      $  (1,352)
                                                 =========       =========

Loss per common share, basic and
        diluted                                     ($0.19)         ($0.15)
                                                 =========       =========

Weighted Average number of Common Share,
        outstanding                                  9,994           9,117

The accompanying notes are an integral part of these consolidated financial statements.

                Matthews Studio Equipment Group and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                ($ in thousands)

                                                                     Three Months Ended
                                                                        December 31,
                                                                  1999              1998
                                                                --------          --------
Net loss                                                         $(1,934)          $(1,352)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
          Provision for doubtful accounts receivable                  25                14
          Depreciation and amortization                            3,507             2,836
          Deferred income taxes                                        -              (339)
          Gain on sale of assets                                    (253)              (65)
          Changes in operating assets and liabilities
              net of effects from acquisitions:
                 Accounts receivable                               1,590              (956)
                 Inventories                                        (376)             (173)
                 Net investment in leases                             24                45
                 Prepaids and other assets                           822              (224)
                 Accounts payable and accrued liabilities         (4,175)            2,145
                 Income tax refund receivable                          -                80
                                                                 -------           -------
Net cash (used in) provided by operating activities                 (770)            2,011

Investing activities:
Purchase of property and equipment                                (1,543)           (3,635)
Proceeds from sale of property and equipment                         453               141
                                                                 -------           -------
Net cash used in investing activities                             (1,090)           (3,494)

Financing activities:
Proceeds from exercise of stock options                               29                 9
Proceeds from borrowings                                           2,429             1,843
Repayment of borrowings                                             (546)             (700)
                                                                 -------           -------
Net cash provided by financing activities                          1,912             1,152

Net increase (decrease) in cash and cash equivalents                  52              (331)

Cash and cash equivalents at beginning of period                     390               331
                                                                 -------           -------

Cash and cash equivalents at end of period                       $   442                 -
                                                                 =======           =======

The accompanying notes are an integral part of these consolidated financial statements.

                Matthews Studio Equipment Group and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)
                                ($ in thousands)

                                                                       Three Months Ended
                                                                            December 31,
                                                                    1999                 1998
                                                                  --------             ---------
Schedule of noncash investing and financing
   transactions:
       Common stock issued for lawsuit settlement                  $1,175            $    -
       Capital lease obligations incurred                               -               377
Accounting for Warrant in connection with
   debt issue cost                                                  2,700                 -

Additional disclosures:
   Cash paid during period for:
       Interest                                                     2,674             1,794

The accompanying notes are an integral part of these consolidated financial statements.

                Matthews Studio Equipment Group and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)



1.   General


Presentation

The accompanying unaudited condensed consolidated financial statements of Matthews Studio Equipment Group and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1999.

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

On January 21, 2000, the Company sold the video equipment rental operations conducted by its Duke City Video, Inc. ("Seller") subsidiary to Vitec DC Holding Corp. ("Vitec") for a total purchase price of $12.25 million in cash. The sale was structured as a sale of assets whereby Duke City sold its assets to Vitec pursuant to an Asset Purchase Agreement dated January 21, 2000, among the Company, Duke City Holdings, Inc. ("Holdings"), Duke City and Vitec (the "Agreement"). Vitec has purchased the name "Duke City Video" and derivations thereof as part of the sale. Excluded from the sale are Duke City's Albuquerque property, its accounts receivable and certain other assets. Also, Duke City retains responsibility for its liabilities.

$2.0 million dollars of the $12.25 million purchase price was paid to Duke City on closing. up to $557,000 of the purchase price to be paid to Seller following a post closing inventory of rental equipment sold in the transaction. $8.93 million of the purchase price will be paid to Seller and Seller's trade and other Creditors, provided it obtains terminations pursuant to the terms of the Agreement. The remaining $1.3 million of the purchase price is being held by Vitec as security for certain indemnification obligations of Seller and will be paid to Seller upon the expiration of certain time periods specified in the Agreement. The Company, Holdings and Seller are obligated to indemnify Vitec against losses arising out of any inaccuracy of representations and warranties made in the Agreement and against losses arising out of Seller's liabilities.

As noted, the Company will use part of the proceeds from the sale of the Seller assets to satisfy obligations that specifically apply to the business. The Company will also use such sales proceeds to reduce bank and other debt.

On January 13, 2000, the Company entered into a letter of intent for the sale of its New York-based theatrical lighting rental operations, Four Star Lighting, Inc. ("Four Star"), to Four Star's current management and a group of investors for a purchase price of $30 million cash. The transaction will be structured as a sale of Four Star's assets. In addition to cash consideration, the purchaser will enter into certain strategic agreements with the Company in connection with the sale. The Company will have $1 million of equipment rental credits from the purchaser and the right to offer the purchaser's theatrical lighting equipment for rental over the Company's Showbizmart.com internet site.

The Company will retain its Hollywood theatrical lighting rental operations. The Company intends to consolidate those operations with its Hollywood Rental Co. grip and lighting equipment

               Matthews Studio Equipment Group and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (continued)
                                  (Unaudited)



rental operations based in Burbank, California. The sale of Four Star is subject to the parties' agreement on the terms of a definitive acquisition agreement, as well as board and regulatory approval. The sale is also subject to consent of the Company's lenders. The Company intends to use proceeds from the sale of Four Star to reduce bank and other debt.

2.    Equity

During the quarter ended December 31, 1999, the Company recorded in equity Warrants issued and to be issued for approximately $2.7 million. These warrants relate to certain of the Company's debt agreements and have been capitalized as debt issue costs, to be amortized over the shorter of the remaining life of the warrants or the related debt instrument.

In October 1999, the Company issued 400,000 shares of common stock to settle a litigation matter which was accrued at September 30, 1999.

                Matthews Studio Equipment Group and Subsidiaries
             Notes to Consolidated Financial Statements (continued)
                                   (Unaudited)

3.   Per Share Data

Basic loss per share is calculated using the net loss divided by the weighted average common shares outstanding. Shares from the assumed exercise of outstanding warrants and options are omitted from the computations of diluted loss per share because the effect would be antidilutive.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

                                              Three Months Ended December 31,
                                                  1999              1998
                                             ---------------   ---------------
Net loss
  As reported                                   $(1,934)          $(1,352)
  Pro forma                                      (1,990)           (1,387)
Net loss per share, basic and diluted
  As reported                                     (0.20)            (0.15)
  As Pro forma                                    (0.20)            (0.15)

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


Results of Operations


Overview

Company revenues for the first three months of fiscal 2000 increased to $15,649,000, an increase of $703,000 or 5% over the first three months of fiscal 1999. In addition, EBITDA (earnings before interest expense, income taxes, depreciation and amortization) increased to $3,963,000 in the first quarter of fiscal 2000 as compared to $3,035,000 in fiscal 1999. Net loss for the quarter ended December 31, 1999 was $1,934,000 or $0.19 per share compared to net loss of $1,352,000 or $0.15 per share for the same period last year. Components of the Company's operating results are discussed below. The net loss included approximately $850,000 or $0.09 per share of the Company's video rental of Duke City operation which was sold in January 2000. Excluding the loss from the disposed video rental operation and the $498,000 increase in interest costs over same period last year, the net loss would have been $622,000 or $0.06 for the first quarter of fiscal 2000. This loss resulted from a combination of factors, the most significant of which were "runaway productions" (fewer feature films whose principal photography was conducted in the United States), shrinking margins and increased interest costs.

The combination of the shrinking marketplace, increased competition and operating loss has caused the Company to re-examine its allocation of resources. Among other actions, the Company is continuing to reallocate its resources during the first quarter of fiscal 2000 to improve cash flow. The Company has closed or consolidated certain facilities. In addition, the Company has decided to dispose of certain assets which are not core to the Company's overall strategy, or which can generate significant cash upon disposition. The Company intends to use proceeds from these sales to reduce bank and other debt. This reallocation of resources will continue at least into the second quarter of fiscal 2000.


Three-Month Period ended December 31, 1999 and December 31, 1998
----------------------------------------------------------------

Revenues From Rental Operations
-------------------------------

Revenues from rental operations were $11,054,00 for the first three months of fiscal 2000, compared to $10,064,000 for the same period last year, an increase of $990,000 or 10%. Rental revenues from production equipment rentals, primarily of lighting, grip, power generators and trucks, increased by approximately $221,000 or 5% to $4,474,000 in the first quarter of fiscal 2000, compared to $4,253,000 for the same period last year. The theatrical rental operations revenues increased to $3,283,000 or 2% in the first quarter of fiscal 2000, compared to $3,221,000 for the same quarter of last year. In addition, revenues from video equipment rentals increased to $3,152,000 or 25% in the first three months of fiscal 2000, compared to $2,524,000 for the first quarter of fiscal 1999.


Net Product Sales
-----------------

Net equipment and supply sales were $4,595,000 for the first three months of fiscal 2000, a decrease of $287,000 or 6%, from $4,882,000 for the first three months of fiscal 1999. The decrease is primarily due to the Company's closure of an unprofitable expendable supply operation during the fourth quarter of fiscal 1999.


Gross Profit - Rental
---------------------

Gross profit on rental revenues was $4,031,000 or 37% of revenues for the first three months of fiscal 2000 compared to $4,111,000 or 41% in fiscal 1999. The theatrical rental operations accounted for approximately $1,788,000 or 44% of gross profit on rental revenues in fiscal 2000 compared to $1,969,000 or 48% in same period last year. Production equipment rentals, primarily of lighting, grip, power generators and trucks accounted for approximately $1,672,000 or 41% of gross profit on rental revenue compared to $1,676,000 or 41% in the same period last year. The video equipment rentals accounted for approximately $474,000 or 12% of gross profit on rental revenue compared to $423,000 or 10% in the same period last year.


Gross Profit - Sales
--------------------

Gross profit on sales decreased from $1,129,000 in the first quarter of 1999 to $722,000 in the first quarter of 2000. As a percentage of sales, gross profit was approximately 16% for the first three months of fiscal 2000, compared to approximately 23% for the same period in fiscal 1999. The dollar decrease in gross profit on sales is primarily due to the closure of an unprofitable expendable supply operation. In addition, the lower gross profit percentage realized by the Company was primarily attributable to the increase in expendable supply product sales, which have lower gross profit margins.


Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses were $4,296,000 in the first three months of fiscal 2000 compared to $5,041,000 for the same period in fiscal 1999, a decrease of $745,000 or 15%. As a percent of sales, selling, general and administrative expenses were 28% for the first three months of fiscal 2000 compared to 34% for the same period in fiscal 1999. The dollar decrease is due to primarily costs cutting and consolidation of facilities and streamlining of operations that was begun during the fourth quarter of fiscal 1999.

Interest
--------


Interest costs increased to $2,391,000 in the first three months of fiscal 2000 from $1,893,000 in the first three months of fiscal 1999. The increase in interest costs is mainly due to additional debt incurred and to additional capital investment made.


Liquidity and Capital Resources
-------------------------------

As the Company has little cash or cash equivalents, it is heavily dependent on its lenders to fund working capital and investing activities needs.

The Company primarily applied cash from additional borrowings from the Company's bank line of $2,429,000 to pay down capital lease obligations and other debt incurred in prior years acquisitions. The major component of the net capital equipment additions was equipment for the Company's theatrical rental operations of approximately $1,067,000.

During the next twelve months, the Company intends to improve its financial condition principally through disposition of certain assets of the video and theatrical operations and the raising of equity capital. In January 2000, the Company completed the sale of substantially all of the assets of its video equipment rental division, Duke City Video, Inc., for $12.25 million. The Company will use proceeds from this sale to satisfy obligations that specifically apply to this business and then to reduce bank and other debt. Company management and personnel are devoting significant time and effort toward these goals. The Company will also seek to refinance its senior credit facility and is aggressively pursuing a number of alternative revenue generating and/or cost saving measures. There can be no assurances that the Company can achieve these alternatives over a quick enough period of time in order to allow it to continue as a going concern.


Year 2000 Readiness - Update
----------------------------

The Company has substantially completed its Year 2000 compliance program. (Readers should refer to the Company's Annual Report on Form 10-K for a more complete discussion of the Company's Year 2000 Readiness program.) The Company is on schedule with completion of the remaining open items of its Year 2000 readiness plan.

The failure to identify and correct a Y2K problem could result in an interruption in, or failure of, certain normal business activities or operations. However, the Company does not expect such failures to have a materially adverse effect on its results of operations or financial condition.

It is not presently possible to describe a reasonably likely "worst case Year 2000 scenario" without making numerous assumptions. The Company presently believes that a most likely worst case scenario would make it necessary for the Company to replace some suppliers or contractors, rearrange some plans, or interrupt some office and field activities. Assuming this scenario is correct, the Company does not believe that such circumstances would have a materially adverse effect on its financial condition or the results of operations, even if additional costs to correct unanticipated compliance failures are incurred. No such failures have been experienced to date.

Subsequent Events
------------------

Effective January 21, 2000, the Company sold substantially all of the assets of Duke City Video, Inc. for approximately $12.25 million in cash, which approximated the net book value of the assets sold. At the date of sale, the net assets sold consisted of approximately $11 million of property and equipment. The net proceeds will be used to satisfy obligations that specifically apply to this business and then to reduce the Company's bank and other debt.

PART II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K

               (a)   The following exhibits are filed herewith:



                          27      Financial Data Schedule (in Edgar filing only)


               (b) The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q for the period ended December 31, 1999, to be signed on its behalf by the undersigned hereunto duly authorized.



                                         MATTHEWS STUDIO EQUIPMENT GROUP
                                                  (Registrant)



Date: February 14, 2000          By:           S/Carlos D. DeMattos
                                 ----------------------------------------------
                                                 Carlos D. DeMattos
                                             Chairman of the Board and
                                               Chief Executive Officer





                                 By:      S/Anil Sharma
                                 ----------------------------------------------
                                            Anil Sharma
                                      President and Chief Financial Officer