Form 10-Q
period 2000-03-31
MATTHEWS STUDIO EQUIPMENT GROUP
filed 2000-05-15
CIK 855575

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                                  (Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended March 31, 2000
                                 --------------

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _____________

Commission file number 0-18102
                       -------

                        MATTHEWS STUDIO EQUIPMENT GROUP
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

                     California                    95-1447751
           -------------------------------------------------------
           (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)     Identification No.)

       3111 North Kenwood Street, Burbank, CA                     91505
      -------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, No Par Value
                                                 --------------------------
9,997,252 shares as of April 30, 2000
-------------------------------------

                                     Index

               Matthews Studio Equipment Group and Subsidiaries

Part I.  Financial Information


Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets - March 31, 2000 and September
                    30, 1999

         Condensed consolidated statements of operations - Three months ended
                    March 31, 2000 and 1999
                    - Six months ended March 31, 2000 and 1999

         Condensed consolidated statements of cash flows - Six months ended
                    March 31, 2000 and 1999

         Notes to condensed consolidated financial statements - March 31, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II. Other Information


Item 3.  Defaults Upon Senior Securities


Item 6.  Exhibits and Reports on Form 8-K


Signatures

Part I.  Financial Information
Item I.  Financial Statements (Unaudited)

               Matthews Studio Equipment Group and Subsidiaries
                     Condensed Consolidated Balance Sheets
                    ($ in thousands, except share amounts)

                                                                              March 31,          September 30,
                                                                                2000                 1999
                                                                             -----------         -------------
                                                                             (Unaudited)             (Note)
ASSETS:
Current Assets:
   Cash and cash equivalents                                                 $      483          $       390
   Accounts receivable, less allowance for
      doubtful accounts of $1,400 at March 31,
      2000 and $1,420 at September 30, 1999                                       8,262                9,893
   Current portion of net investment in finance
      and sales-type leases                                                         256                  264
   Inventories                                                                    2,337                3,312
   Prepaid expenses and other current assets                                        498                  489
   Income tax refund receivable                                                       -                   36
                                                                             ----------          -----------
          Total current assets                                                   11,836               14,384
Property and equipment, net                                                      40,609               54,168
Net investment in finance and sales-type leases,
   less current portion                                                              65                  150
Goodwill less accumulated amortization of $6,708 at March 31,
   2000 and $6,344 at September 30, 1999                                         16,994               17,358
Other assets                                                                      7,317                5,167
                                                                             ----------          -----------
          Total assets                                                       $   76,821          $    91,227
                                                                             ==========          ===========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
   Accounts payable                                                          $    7,034          $    11,673
   Accrued liabilities                                                            6,665                7,610
   Current portion of long-term debt and capital lease obligations               81,634                5,404
                                                                             ----------          -----------
          Total current liabilities                                              95,333               24,687

Long-term debt and capital lease obligations less current portion                   897               83,111

Shareholders' equity (accumulated deficit):
   Preferred stock                                                                    -                    -
   Common stock                                                                  12,039                8,132
   Accumulated deficit                                                          (31,448)             (24,703)
                                                                             ----------          -----------
          Total shareholders' equity (accumulated deficit)                      (19,409)             (16,571)
                                                                             ----------          -----------

          Total liabilities and shareholders' equity
             (accumulated deficit)                                           $   76,821          $    91,227
                                                                             ==========          ===========


Note: The balance sheet at September 30, 1999 has been derived from the audited financial statements at that date.
The accompanying notes are an integral part of these consolidated financial statements.

                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                    ($ in thousands, except per share data)

                                                    Three Months Ended          Six Months Ended
                                                         March 31,                   March 31,
                                                     2000         1999           2000         1999
                                                  ---------     --------      ---------    ---------
Revenue from rental operations                    $   7,219    $   9,271      $  18,273    $  19,335
Net product sales                                     3,153        5,430          7,748       10,312
                                                  ---------    ---------      ---------    ---------
                                                     10,372       14,701         26,021       29,647

Costs and expenses:

  Cost of rental operations                           4,913        6,097         11,936       12,047
  Cost of sales                                       2,512        3,941          6,385        7,694
  Selling, general and administrative                 5,092        5,256          9,388       10,297
  Interest, net                                       2,379        1,820          4,770        3,713
                                                  ---------    ---------      ---------    ---------
                                                     14,896       17,114         32,479       33,751

Loss before income taxes                             (4,524)      (2,413)        (6,458)      (4,104)
Benefit for income taxes                                  -         (261)             -         (600)
                                                  ---------    ---------      ---------    ---------

Loss before extraordinary item                       (4,524)      (2,152)        (6,458)      (3,504)
  Extraordinary loss on early extinguishment
     of debt.                                          (287)           -           (287)           -
                                                  ---------    ---------      ---------    ---------
  Net loss                                        $  (4,811)   $  (2,152)     $  (6,745)   $  (3,504)
                                                  =========    =========      =========    =========
Loss per common share basic & diluted:
  Loss before extraordinary item                     ($0.45)      ($0.23)        ($0.65)      ($0.38)
  Extraordinary loss                                  (0.03)        0.00          (0.03)        0.00
                                                  ---------    ---------      ---------    ---------
Loss per common share, basic and
  diluted                                            ($0.48)      ($0.23)        ($0.68)      ($0.38)
                                                  =========    =========      =========    =========
Weighted Average number of common shares
  outstanding                                         9,996        9,251          9,995        9,184


The accompanying notes are an integral part of these consolidated financial statements.

               Matthews Studio Equipment Group and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                               ($ in thousands)

                                                              Six Months Ended March 31,
                                                                 2000             1999
                                                              ----------        --------
Operating activities:
Net loss                                                      $   (6,745)       $ (3,504)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Provision for doubtful accounts                                 84              39
      Depreciation & amortization                                  6,145           5,795
      Deferred income taxes                                            -            (887)
      Gain on sale of assets                                        (686)           (594)
      Changes in operating assets and liabilities net of
          effects from acquisitions:
            Accounts receivable                                    1,547          (1,007)
            Inventories                                              975            (199)
            Net investment in leases                                  93              91
            Prepaids and other assets                             (2,457)           (897)
            Income tax refund receivable                              (1)            291
            Accounts payable and accrued liabilities              (5,846)          2,470
                                                              ----------        --------

Net cash provided by (used in) operating activities               (6,891)          1,598

Investing activities:
Purchase of property and equipment                                (2,514)         (5,767)
Proceeds from sale of property and equipment                      10,782             185
                                                              ----------        --------

Net cash provided by (used in)  investing activities               8,268          (5,582)

Financing activities:
Proceeds from exercise of stock options                               35             330
Proceeds from borrowings                                           3,061           4,398
Repayment of borrowings                                           (4,380)           (731)
                                                              ----------        --------

Net cash provided by (used in) financing activities               (1,284)          3,997

Net increase in cash and cash equivalents                             93              13

Cash and cash equivalents at beginning of period                     390             331
                                                              ----------        --------

Cash and cash equivalents at end of period                    $      483        $    344
                                                              ==========        ========

The accompanying notes are an integral part of these consolidated financial statements.

               Matthews Studio Equipment Group and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)
                               ($ in thousands)

                                                      Six Months Ended
                                                          March 31,
                                                      2000         1999
                                                    -------       ------
Schedule of noncash investing and financing
  transactions:
    Common stock issued for lawsuit settlement      $ 1,175       $    -
    Accounting for warrants in connection with
      debt issue cost                                 2,700            -
    Capital lease obligations incurred                    -        1,602
    Note received for sale of assets                      -        1,289
Additional disclosures:
  Cash paid during period for:
    Interest                                          3,854        3,209
    Income taxes                                         51          105

The accompanying notes are an integral part of these consolidated financial statements.

               Matthews Studio Equipment Group and Subsidiaries
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


1.   General

Presentation

The accompanying unaudited condensed consolidated financial statements of Matthews Studio Equipment Group and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000, due to fluctuations in film production activities and the Company's petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. For further information refer to the consolidated financial statements and footnotes thereto included in the Matthews Studio Equipment Group annual report on Form 10-K for the year ended September 30, 1999.


Petition For Relief Under Chapter 11

On April 6, 2000, the Company and its subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The filing was made in the U.S. Bankruptcy Court in the San Fernando Valley division of the Central District of California. The case number assigned to the Company is SV 00-13471 KL. In Chapter 11, the Company will continue to manage its affairs and operate its businesses as a debtor-in-possession while it attempts to develop a reorganization plan that will restructure the Company and allow its emergence from Chapter 11. The Chapter 11 proceedings are being jointly administered, with the Company managing the business in the ordinary course as debtor-in-possession subject to the control and supervision of the Bankruptcy Court.

The accompanying consolidated financial statements have been prepared on a going concern basis, which comtemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. While under the protection of Chapter 11, the Company, in the normal course of business, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might be necessary as a consequence of a plan of reorganization. The propriety of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, which must be approved by the creditors and confirmed by the Bankruptcy Court, and the Company's ability to meet its business plan and generate sufficient cash flows from operations and financial sources.


Business

The Company sells, leases and rents theatrical, film and production equipment and accessories to the motion picture, television, corporate, theatrical, video and photography industries. The Company operates in one business segment and provides, as a single source, the necessary production equipment which is otherwise only available by using many different suppliers. The Company supplies equipment such as lights, grip lighting supports, camera mounts, tripods, pedestals, fluid heads, camera dollies, portable camera cranes, power generators and production trucks.

On January 21, 2000, the Company sold the video equipment rental operations conducted by its Duke City Video, Inc. subsidiary ("Duke City") to Vitec DC Holding Corp. ("Vitec") for a total purchase price of $12.25 million in cash. The sale was structured as a sale of assets whereby Duke City sold its assets to Vitec pursuant to an Asset Purchase Agreement dated January

21, 2000, among the Company, Duke City Holdings, Inc. ("Holdings"), Duke City and Vitec (the "Agreement"). Vitec has purchased the name "Duke City Video" and derivations thereof as part of the sale. Excluded from the sale are Duke City's Albuquerque property, its accounts receivable and certain other assets. Also, Duke City retains responsibility for its liabilities.

$2.0 million of the $12.25 million purchase price was paid to Duke City on closing. $557,000 of the purchase price is to be paid to Duke City following a post-closing inventory of rental equipment sold in the transaction, and the parties are in the process of completing the inventory. $8.93 million of the purchase price is to be paid to Duke City and Duke City's trade and other creditors, provided Duke City obtains certain financing statement terminations pursuant to the terms of the Agreement. As of March 31, 2000, approximately $7.81 million of this $8.93 million portion has been paid to Duke City and its trade and other creditors. The remaining $1.3 million of the purchase price is being held by Vitec as security for certain indemnification obligations of Duke City and will be paid to Duke City upon the expiration of certain time periods and the satisfaction of certain conditions specified in the Agreement. The Company, Holdings and Duke City are obligated to indemnify Vitec against losses arising out of any inaccuracy of representations and warranties made in the Agreement and against losses arising out of Duke City's liabilities.

As noted, the Company applied part of the sale proceeds to satisfy obligations that specifically apply to the Duke City business. The Company used some of the sales proceeds to reduce bank and other debt.


Financial Statement Presentation - Certain balances from the March 31, 1999, financial statements have been reclassified to conform to the March 31, 2000 presentation.

2.   Equity

During the six months ended March 31, 2000, the Company recorded in equity warrants issued and to be issued (pursuant to the terms of the Company's Note Purchase Agreement dated June 30, 1999) for approximately $2.7 million. These warrants relate to certain of the Company's debt agreements and have been capitalized as debt issue costs, to be amortized over the shorter of the remaining life of the warrants or the related debt instrument.

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

                                               Three Months Ended March 31,        Six Months ended March 31,
                                                    2000           1999                2000         1999
                                                  --------        -------           --------      --------
                                                           ($ in thousands, except per share data)
Net loss
    As reported                                   $ (4,811)       $(2,152)          $ (6,745)     $ (3,504)

    Pro forma                                       (4,868)        (2,201)            (6,853)       (3,588)

Net loss per share, basic and diluted:

    As reported                                     ($0.48)        ($0.23)            ($0.68)       ($0.38)

    Pro forma                                        (0.49)         (0.24)             (0.69)        (0.39)

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

Results of Operations

Overview
On April 6, 2000, the Company and its subsidiaries filed petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code. The filing was made in the U.S. Bankruptcy Court in the San Fernando Valley division of the Central District of California. The case number assigned to the Company is SV 00-13471 KL. In Chapter 11, the Company will continue to manage its affairs and operate its businesses as a debtor-in-possession while it attempts to develop a reorganization plan that will restructure and allow its emergence from Chapter
11. The Chapter 11 proceedings are being jointly administered, with the Company managing the business in the ordinary course as debtor-in-possession subject to the control and supervision of the Bankruptcy Court.

Since the petition date, the Company has continued in possession of its properties and, as Debtor-in-Possession, is authorized to operate and manage its business and enter into all transactions (including obtaining services, inventories and supplies) that it could have entered into in the ordinary course of business without approval of the Bankruptcy Court. A statutory Creditors' Committee has been appointed.

In a Chapter 11 filing, substantially all liabilities as of the petition date are subject to compromise or other treatment under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of all pre-petition liabilities as well as all pending litigation against the Company are stayed while the Company continues its business operations as Debtor-in-Possession. The ultimate amount of and settlement terms for such liabilities are subject to a plan of reorganization and accordingly are not presently determinable.

Under the Bankruptcy Code, the Company may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other pre-petition executory contracts, subject to Bankruptcy Court approval. The Company will continue to analyze its executory contracts and may assume or reject additional contracts.

The Company's revenues for the first six months of fiscal 2000 decreased to $26,021,000, a decrease of $3,626,000 or 12% over the first six months of fiscal 1999. In addition, EBITDA (earnings before interest expense, income taxes, depreciation and amortization) decreased to $4,457,000 in the first six months of fiscal 2000 as compared to $5,404,000 in fiscal 1999. Net loss for the first six months of fiscal 2000 was $6,745,000 or $0.68 per share, compared to net loss of $3,504,000 or $0.38 per share for the same period last year. Components of the Company's operating results are discussed below. This loss resulted from a combination of factors, the most significant of which were "runaway productions" (fewer feature films whose principal photography was conducted in the United States), shrinking margins due to competition pressures and increased interest costs.

Three-Month Period ended March 31, 2000 and March 31, 1999
----------------------------------------------------------
Revenues From Rental Operations
-------------------------------
Revenues from rental operations were $7,219,000 for the second quarter of fiscal 2000, compared to $9,271,000 for the same period last year, a decrease of $2,052,000 or 22%. The decrease is primarily due to the sale of assets and operations of Duke City during January 2000. Excluding Duke City's rental revenues from the prior year, revenues from rental operations actually increased by $626,000 or 9% in the second quarter of fiscal 2000. Approximately 32% or $2,952,000 of rental revenues was generated by Duke City in fiscal 1999.

Net Product Sales
-----------------
Net equipment and expendable supply sales were $3,153,000 for the second quarter of fiscal 2000, a decrease of $2,277,000 or 42%, from $5,430,000 for the second quarter of fiscal 1999. The decrease is primarily due to the closure of an expendable supply sale operation located in the Southeastern part of the U.S. during the fourth quarter of fiscal 1999. Excluding the expendable supply sales from this location (which accounted for $1,323,000 or 24% of the net equipment and supply sales of the second quarter of fiscal 1999), sales decreased by $954,000 or 23% over the second quarter of fiscal 1999. The decrease is primarily due to a lower volume of business at the Las Vegas, Nevada operations.

Gross Profit - Rental
---------------------

Gross profit on rental revenues was $2,306,000 or 32% as a percentage of revenues for the second quarter of fiscal 2000, compared to $3,174,000 or 34% for the second quarter of fiscal 1999. Aggregate theatrical rental operations accounted for approximately $1,640,000 or 71% of gross profit on rental revenues. Production equipment rentals, primarily of lighting, grip, power generators and trucks, accounted for approximately $1,308,000 or 57% of gross profit on rental revenues, and video equipment rental operation "Cost of rental revenues" exceed revenues by approximately $642,000 or 28%. The decrease in gross profit percentage resulted primarily from the fixed nature of some costs such as depreciation. The Company also experienced some price softening and margin erosion has also resulted due to competition within the industry.


Gross Profit - Sales
--------------------

Gross profit on sales decreased from $1,489,000 in the second quarter of 1999 to $641,000 in the second quarter of 2000. Included in the 1999 results is gross profit of $228,000 from the closed expendable supply sales location. As a percentage of sales, gross profit was approximately 20% for the second quarter of fiscal 2000, compared to approximately 27% for the same period in fiscal 1999. The lower gross profit percentage realized by the Company was primarily attributable to the increase in expendable supply sales, which have lower gross profit margins than equipment sales. Some margin erosion has also resulted due to competition within the industry.


Selling, General and Administrative
----------------------------------

Selling, general and administrative expenses were $5,092,000 for the second quarter of fiscal 2000, compared to $5,256,000 for the same period in fiscal 1999, a decrease of $164,000 or 3%. As a percentage of sales, selling, general and administrative expenses were 49% for the second quarter of fiscal 2000, compared to 36% for the same period in fiscal 1999. The percentage increase is due primarily to costs and expenses incurred to dispose of or close operations, which more than offset the cost cutting measures began in the fourth quarter of fiscal 1999.


Interest
--------

Interest increased to $2,379,000 in the second quarter of fiscal 2000, an increase of $559,000 or 31% from $1,820,000 in the second quarter of fiscal 1999. The increase in interest costs is mainly due to additional debt incurred and increases in interest rates.


Six-Month Period ended March 31, 2000 and March 31, 1999
--------------------------------------------------------

Revenues From Rental Operations
-------------------------------

Revenues from rental operations were $18,273,000 for the first six months of fiscal 2000, compared to $19,335,000 for the same period last year, a decrease of $1,062,000 or 6%. Aggregate theatrical rental operations accounted for approximately $6,520,00 or 36% of revenues from rental operations. Production equipment rentals, primarily of lighting, grip, power generators and trucks, increased to approximately $8,102,000 or 44% of revenues from rental operations, an increase of $501,000 or 7% from approximately $7,601,000 for the same period last year. Approximately 19% or $3,426,000 of rental revenues was generated from the video equipment rental operation and other operations accounted for approximately 1%.

Net Product Sales
-----------------

Net equipment and expendable supply sales were $7,748,000 for the first six months of fiscal 2000, a decrease of $2,564,000 or 25% from $10,312,000 for the same period of fiscal 1999. The decrease is primarily due to the closure of an expendable supply sale operation located in the southeastern part of the U.S. during the fourth quarter of fiscal 1999. Excluding the expendable supply sales from this location (which accounted for $2,277,000 or 22% of the net equipment and expendable supply sales for the six months of fiscal 1999), sales decreased by $287,000 or 4% over the first six months of fiscal 1999. The decrease is primarily due to a lower volume of business at the Las Vegas, Nevada operation.

Gross Profit - Rental
---------------------

Gross profit on rental revenues was $6,337,000 or 35% as a percentage of revenues for the first six months of fiscal 2000 compared to $7,288,000 or 38% in fiscal 1999. Aggregate theatrical rental operations accounted for approximately $3,524,000 of gross profit on rental revenues. Gross profit from production equipment rentals, primarily of lighting, grip, power generators and trucks accounted for approximately $2,981,000 and video equipment rental operation "Cost of rental revenues" exceed revenues by approximately $168,000 in fiscal 2000. The decrease in gross profit percentage resulted primarily from the fixed nature of some costs such as depreciation. The Company also experienced some price softening and margin erosion. Depreciation expense for rental operations was $5,025,000 in the first six months of fiscal 2000, compared to $4,437,000 in 1999.

Gross Profit - Sales
--------------------

Gross profit on sales decreased from $2,618,000 in the first six months of fiscal 1999 to $1,363,000 in the first six months of fiscal 2000. Included in the 1999 results is gross profit of $392,000 from the expendable supply sales location located in the Southeastern part of the U.S. which was closed in the last quarter of fiscal 1999. As a percentage of sales, gross profit was approximately 18% for the first six months of fiscal 2000, compared to approximately 25% for the same period in fiscal 1999. The lower gross profit percentage realized by the Company was primarily attributable to the increase in expendable supply sales, which have lower gross profit margins than equipment sales. Some margin erosion has also resulted due to competition within the industry.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses were $9,388,000 for the first six months of fiscal 2000 compared to $10,297,000 for the same period in fiscal 1999, a decrease of $909,000 or 9%. As a percentage of sales, selling, general and administrative expenses were 36% for the first six months of fiscal 2000, compared to 35% for the same period in fiscal 1999. The percentage increase is due primarily to costs and expenses incurred to dispose of or close operations, which more than offset the cost cutting measures began in the fourth quarter of fiscal 1999.

Interest
--------

Interest increased to $4,770,000 in the first six months of fiscal 2000, an increase of $1,057,000 or 29% from $3,713,000 in the same period of fiscal 1999. The increase in interest costs is mainly due to additional debt incurred and increases in interest rates.

Liquidity and Capital Resources
-------------------------------

As indicated above, on April 6, 2000, the Company and its subsidiaries filed a petition for reorganization under chapter 11 of the U.S. Bankruptcy Code.

The Company primarily applied cash from investing activities and additional borrowings from the Company's bank line of approximately $8,000,000 and $3,000,000 respectively to pay down capital lease obligations and other debt. The major component of the net capital equipment additions was equipment for the Company's theatrical rental operations of approximately $1,985,000.

The bank debt of $13,250,000 and $55,112,000 due June 1, 2000 and January 31, 2001, respectively, were reclassified as current liabilities.

The Company's liquidity, capital resources and result of operations may be affected from time to time by a number of factors and risks, including the ability to arrange debtor in possession financing, operating successfully under a Chapter 11 proceeding, obtain shipments and negotiate terms with vendors and service providers for current orders, fund and execute a new operating plan for the Company, attract and retain key executive and associates and meet competitive pressures, which may affect the nature and viability of the Company's business strategy, generate cash flow, attract and retain customers and manage its business notwithstanding the potential adverse publicity.

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

It is not presently possible to describe a reasonable likely "worst case Year 2000 scenario" without making numerous assumptions. The Company presently believes that a most likely worst case scenario would make it necessary for the Company to replace some suppliers or contractors, rearrange some plans, or interrupt some office and field activities. Assuming this scenario is correct, the Company does not believe that such circumstances would have a materially adverse effect on its financial condition or the results of operations, even if additional costs to correct unanticipated compliance failures are incurred. No such failures have been experienced to date.


Subsequent Event
----------------

Effective April 24, 2000, Nasdaq delisted the Company's security which had been suspended from trading since March 30, 2000, from the Nasdaq SmallCap market.

On April 28, 2000, the Company closed its operations in Las Vegas, Nevada.

PART II.  Other Information


Items 1, 2, 4 and 5 are not applicable.

Item 3.  Defaults Upon Senior Securities.

          On April 6, 2000, the Company and its subsidiaries filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. This constituted an event of default under both the Purchase Agreement dated July 27, 1995, as amended to date between the Company and ING Equity Partners, L.P. I ("ING"), pursuant to which ING holds a $100,000 Senior Subordinated Note II, and the Note Purchase Agreement dated June 30, 1999 between the Company and ING, pursuant to which ING holds a $10 million Convertible Senior Subordinated Note.

          The same event constituted a default under the Amended and Restated Credit Agreement dated as of April 1, 1998, as amended to date, among the Company and its subsidiaries, The Chase Manhattan Bank, as agent for the lenders, and the lenders named therein.

          In a Chapter 11 filing, substantially all liabilities as of the petition date are subject to compromise or other treatment under a plan of reorganization. See Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.  Exhibits and Reports on Form 8-K


     (a)  The following exhibits are filed herewith:

               27   Financial Data Schedule (in Edgar filing only)


     (b) Form 8-K dated January 27, 2000 relating to termination of negotiations (under a letter of intent) to sell Four Star Lighting, Inc.; Form 8-K dated February 4, 2000 and Form 8-K/A dated March 18, 2000 (both relating to the sale of assets and operations of Duke City Video, Inc., during the three months ended March 31, 2000).

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q for the period ending March 31, 2000, to be signed on its behalf by the undersigned hereunto duly authorized.





                                   MATTHEWS STUDIO EQUIPMENT GROUP
                                            (Registrant)





Date: May 12, 2000
                            By: /s/ Carlos D. De Mattos
                            --------------------------------------------------
                                Carlos D. De Mattos
                            Chairman of the Board, and Chief Executive Officer





                            By: /s/ Miles R.  Stover
                            --------------------------------------------------
                                Miles R. Stover
                            Chief Operating Officer and Chief Financial Officer