Form 10-Q
period 2000-06-30
MATTHEWS STUDIO EQUIPMENT GROUP
filed 2000-08-15
CIK 855575

                                 United States
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


                                  (Mark one)

     [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended June 30, 2000
                          -------------

                                      or

     [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from __________________  to  __________________

     Commission file number 0-18102
                            -------

                        MATTHEWS STUDIO EQUIPMENT GROUP
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)

             California                               95-1447751
            -----------------------------------------------------
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)     Identification No.)

            3111 North Kenwood Street, Burbank, CA        91505
            -----------------------------------------------------
            (Address of principal executive offices)   (Zip Code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Common Stock, No Par
                                                          --------------------
     Value 9,997,252 shares as of August 4, 2000
     -------------------------------------------

                                     Index

               Matthews Studio Equipment Group and Subsidiaries


     Part I.  Financial Information


     Item 1.  Financial Statements (Unaudited)

              Condensed consolidated balance sheets - June 30, 2000 and
              September 30, 1999

              Condensed consolidated statements of operations - Three months ended
              June 30, 2000 and 1999                          - Nine months ended June 30, 2000 and 1999

              Condensed consolidated statements of cash flows - Nine months ended June 30, 2000 and 1999

              Notes to condensed consolidated financial statements - June 30, 2000


     Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

     Part II. Other Information


     Item 3.  Defaults Upon Senior Securities

     Item 6.  Exhibits and Reports on Form 8-K

     Signatures

Part I.  Financial Information
Item I.  Financial Statements (Unaudited)

               Matthews Studio Equipment Group and Subsidiaries
                            (Debtors-In-Possession)
                     Condensed Consolidated Balance Sheets
                    ($ in thousands, except share amounts)

                                                                                        June 30,                September 30,
                                                                                          2000                       1999
                                                                                      --------------            ---------------
                                                                                       (Unaudited)                  (Note)
ASSETS:
Current Assets:
       Cash and cash equivalents                                                    $         1,390           $            390
       Accounts receivable, less allowance for
             doubtful accounts of  $2,091 at June 30,
             2000 and $1,420 at September 30, 1999                                            4,602                      9,893
       Current portion of net investment in finance
             and sales-type leases                                                              257                        264
       Inventories                                                                            1,591                      3,312
       Prepaid expenses and other current assets                                                390                        489
       Income tax refund receivable                                                               -                         36
                                                                                   -----------------        -------------------
                   Total current assets                                                       8,230                     14,384
Property and equipment, net                                                                  37,910                     54,168
Net investment in finance and sales-type leases,
       less current portion                                                                      35                        150
Goodwill less accumulated amortization of $19,758 at June 30,
       2000 and $6,344 at September 30, 1999                                                  3,944                     17,358
Other assets                                                                                  1,525                      5,167
                                                                                   -----------------        -------------------
                   Total assets                                                     $        51,644           $         91,227
                                                                                   =================        ===================
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
       Accounts payable                                                             $           115           $         11,673
       Accrued liabilities                                                                      334                      7,610
       Current portion of long-term debt and capital lease obligations                           83                      5,404
       Prepetition liabilities subject to compromise                                         93,166                          -
                                                                                   -----------------        -------------------
                   Total current liabilities                                                 93,698                     24,687

Long-term debt and capital lease obligations less current portion                               193                     83,111

Shareholders' equity (accumulated deficit):
       Preferred stock                                                                            -                          -
       Common stock                                                                           9,210                      8,132
       Accumulated deficit                                                                  (51,457)                   (24,703)
                                                                                   -----------------        -------------------
                   Total shareholders' equity (accumulated deficit)                         (42,247)                   (16,571)
                                                                                   -----------------        -------------------

                   Total liabilities and shareholders' equity                       $        51,644           $         91,227
                                                                                   =================        ===================


Note: The balance sheet at September 30, 1999 has been derived from the audited financial statements as of that date. The accompanying notes are an integral part of these consolidated financial statements.

               Matthews Studio Equipment Group and Subsidiaries
                            (Debtors-In-Possession)
                Condensed Consolidated Statements of Operations
                                  (Unaudited)
                    ($ in thousands, except per share data)

                                                                Three Months Ended                  Nine Months Ended
                                                                     June 30,                            June 30,
                                                                2000           1999                 2000           1999
                                                          -------------------------------     -------------------------------
Revenue from rental operations                                  $ 6,221          $ 9,491           $ 24,494         $ 28,826
Net product sales                                                   703            4,242              8,451           14,554
                                                          --------------   --------------     --------------   --------------
                                                                  6,924           13,733             32,945           43,380

Costs and expenses:

    Cost of rental operations                                     3,581            6,078             15,517           18,125
    Cost of sales                                                 1,135            3,369              7,520           11,063
    Selling, general and administrative                           3,486            5,280             12,874           15,154
    Goodwill and long-lived assets impairment                    16,474                -             16,474              423
    Interest, net                                                   812            1,851              5,582            5,564
Reorganization items:
    Professional fees                                             1,455                -              1,455                -
    Interest income on short-term investments                       (10)               -                (10)               -

                                                          --------------   --------------     --------------   --------------
                                                                 26,933           16,578             59,412           50,329


Loss before income taxes                                        (20,009)          (2,845)           (26,467)          (6,949)
Benefit for income taxes                                              -                -                  -             (600)
                                                          --------------   --------------     --------------   --------------
Loss before extraordinary item                                  (20,009)          (2,845)           (26,467)          (6,349)
    Extraordinary loss on early extinguishment
        of debt                                                       -                -               (287)               -
                                                          --------------   --------------     --------------   --------------
        Net loss                                              $ (20,009)        $ (2,845)         $ (26,754)        $ (6,349)
                                                          ==============   ==============     ==============   ==============

Loss per common share, basic and diluted:
    Loss before extraordinary item                               ($2.00)          ($0.31)            ($2.65)          ($0.69)
    Extraordinary loss                                             0.00             0.00              (0.03)            0.00
                                                          --------------   --------------     --------------   --------------
Loss per common share, basic and diluted:                        ($2.00)          ($0.31)            ($2.68)          ($0.69)
                                                          ==============   ==============     ==============   ==============
Weighted average number of common shares
    Outstanding                                                   9,997            9,321              9,996            9,230

The accompanying notes are an integral part of these consolidated financial statements.

               Matthews Studio Equipment Group and Subsidiaries
                            (Debtors-In-Possession)
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                               ($ in thousands)


                                                                                  Nine Months Ended June 30,

                                                                                2000                        1999
                                                                          -----------------            --------------
Operating activities:
Net loss                                                                         $ (26,754)                 $ (6,349)
Adjustments to reconcile net loss to net cash
       (used in) provided by operating activities:
           Provision for doubtful accounts                                             833                        53
           Depreciation & amortization                                               8,183                     8,862
           Goodwill and long-lived asset impairment                                 16,474                         -
           Deferred income taxes                                                         -                      (887)
           Gain on sale of assets                                                     (444)                     (656)
        Extraordinary loss on early extinguishment of debt                             287                         -
           Changes in operating assets and liabilities net of
            effects from acquisitions and disposition:
                  Accounts receivable                                               (5,350)                     (260)
                  Inventories                                                        1,721                        13
                  Net investment in leases                                             122                       134
                  Prepaids and other assets                                          1,411                    (2,251)
                  Income tax refund receivable                                          73                       291
                  Accounts payable and accrued liabilities                          (2,985)                    2,559
                                                                          -----------------            --------------

Net cash provided by (used in) operating activities                                 (6,429)                    1,509

Investing activities:
Purchase of property and equipment                                                  (2,992)                   (6,743)
Proceeds from sale of property and equipment                                        11,229                       192
                                                                          -----------------            --------------

Net cash provided by (used in) investing activities                                  8,237                    (6,551)

Financing activities:
Proceeds from exercise of stock options and warrants                                    35                       587
Proceeds from borrowings                                                             3,554                     5,100
Repayment of borrowings                                                             (4,397)                     (976)
                                                                          -----------------            --------------

Net cash (used in) provided by financing activities                                   (808)                    4,711

Net decrease in cash and cash equivalents                                            1,000                      (331)

Cash and cash equivalents at beginning of period                                       390                       331
                                                                          -----------------            --------------

Cash and cash equivalents at end of period                                       $   1,390                  $      -
                                                                          =================            ==============

The accompanying notes are an integral part of these consolidated financial statements.

               Matthews Studio Equipment Group and Subsidiaries
                            (Debtors-In-Possession)
          Condensed Consolidated Statements of Cash Flows (continued)
                                  (Unaudited)
                               ($ in thousands)



                                                                                          Nine Months Ended
                                                                                              June 30,
                                                                                   2000                      1999
                                                                             ----------------          ---------------
Schedule of noncash investing and financing
      transactions:
           Common stock issued for lawsuit settlement                         $        1,175            $           -
           Capital lease obligations incurred                                              -                    1,699
           Note received for sale of assets                                                -                    1,289
Additional disclosures:
      Cash paid during period for:
           Interest                                                                    4,474                    4,792
           Income taxes                                                                   51                      165

The accompanying notes are an integral part of these consolidated financial statements.

               Matthews Studio Equipment Group and Subsidiaries
                            (Debtors-In-Possession)
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1. General

Presentation

The accompanying unaudited condensed consolidated financial statements of Matthews Studio Equipment Group and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending September 30, 2000. For further information refer to the consolidated financial statements and footnotes thereto included in the Matthews Studio Equipment Group annual report on Form 10-K for the year ended September 30, 1999.

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

As of the petition date, payment of pre-petition liabilities of the Company and pending litigation against the Company are stayed while the Company continues its business operation as debtors-in-possession.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. While under the protection of Chapter 11, the Company, in the normal course of business, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might be necessary as a consequence of a plan of reorganization. The propriety of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, which must be approved by the creditors and confirmed by the Bankruptcy Court, and the Company's ability to meet its business plan and generate sufficient cash flows from operations and financial sources.

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

On January 21, 2000, the Company sold the video equipment rental operations conducted by its Duke City Video, Inc. subsidiary ("Duke City" ) to Vitec DC Holding Corp. ("Vitec") for a total purchase price of $12.25 million in cash. The sale was structured

                Matthews Studio Equipment Group and Subsidiaries
                            (Debtors-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)


as a sale of assets whereby Duke City sold its assets to Vitec pursuant to an Asset Purchase Agreement dated January 21, 2000, among the Company, Duke City Holdings, Inc. ("Holdings"), Duke City and Vitec (the "Agreement").


Vitec has purchased the name "Duke City Video" and derivations thereof as part of the sale. Excluded from the sale are Duke City's Albuquerque property, its accounts receivable and certain other assets. Also, Duke City retains responsibility for its liabilities.

$2.0 million  of the $12.25 million purchase price was paid to Duke City on
closing.   The purchase price has been adjusted downward by $856,000 due to damaged or missing rental equipment. A portion of the purchase price was held by Vitec to be applied against Duke City's trade and other accounts payable, provided Duke City obtains certain financing statement terminations pursuant to the terms of the Agreement. As of June 30, 2000, approximately $7.81 million of this holdback has been paid to Duke City and its trade and other creditors, and Duke City is working with Vitec to obtain the release of the last $280,000 of this holdback. The remaining $1.3 million of the purchase price is being held by Vitec as security for certain indemnification obligations of Duke City and will be paid to Duke City upon the expiration of certain time periods and the satisfaction of certain conditions specified in the Agreement. The Company, Holdings and Duke City are obligated to indemnify Vitec against losses arising out of any inaccuracy of representations and warranties made in the Agreement and against losses arising out of Duke City's liabilities.

As noted, the Company applied part of the sale proceeds to satisfy obligations that specifically apply to the Duke City business. The Company used some of the sale proceeds to reduce bank and other debt.


Financial Statement Presentation - Certain balances from the June 30, 1999 financial statements have been reclassified to conform to the June 30, 2000 presentation.


2.  Prepetition Liabilities

Prepetition liabilities included substantially all current and long-term liabilities of the Debtors as of April 6, 2000. These amounts may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, whether or not such claims are secured and the
value of any security interest securing such claims or other events.   As part
of the Chapter 11 reorganization process, the Company has notified all known or potential claimants for the purpose of identifying all prebankruptcy claims against the Company. Claimants have until November 23, 2000 to file claims or to be barred from future action, except in instances of claims relating to any future rejection of executory contracts as part of the bankruptcy proceedings.

3.  Reorganization Items

Costs incurred by the Company with respect to the bankruptcy administrative process (principally professional fees) have been classified as Reorganization Items. The interest income earned by the Company on cash accumulated since the Chapter 11 filings, and which was invested in marketable securities, also is categorized as a component of the Reorganization Items.

4  Asset Impairment and Other Charges

During the nine months ended June 30, 2000 the Company incurred a net loss of $26,754,000. This amount included approximately $16,474,000 of non-recurring and non-cash charges. The significant charges relate to the write-down of certain long-term assets (most significantly goodwill), the closing of some Company sites and sale of the asset of an operation.

                Matthews Studio Equipment Group and Subsidiaries
                            (Debtors-In-Possession)
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

As a result of the Chapter 11 filings, Company management reviewed certain acquisitions, including the current business environment and their continued operating losses in fiscal year 2000, and performed an impairment review of its long-lived assets. Based on this review and future revenue and cash flow projections, the Company believes that certain long-lived assets have been impaired. The Company determined that the estimated fair value was below the carrying value of the long-lived assets. Accordingly, in the third quarter of fiscal year 2000, The Company recorded impairment charges of $12,867,000, for the write-down of goodwill and $3,607,000, for the write-down of software development costs and deferred charges.

5  Equity
During the nine months ended June 30, 2000, the Company recorded in equity warrants issued and to be issued (pursuant to the terms of the Company's Note Purchase Agreement dated June 30, 1999) for approximately $2.7 million. These warrants relate to certain of the Company's debt agreements and have been capitalized as debt issue costs, to be amortized over the shorter of the remaining life of the warrants or the related debt instrument. As a result of the Chapter 11 petition, the unamortized balance of $2,370,000 was charged against equity.

In October 1999, the Company issued 400,000 shares of common stock to settle a litigation matter which was accrued at September 30, 1999.

6  Per Share Data

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

                                           Three Months Ended June 30,          Nine Months Ended June 30,
                                             2000             1999                 2000            1999
                                           ---------        ---------           ---------       ----------
                                                       ($ in thousands, except per share data)
Net loss
   As reported                             $ (20,009)        (2,845)            $ (26,754)        (6,349)
   Pro forma                                 (20,060)        (2,902)              (26,912)        (6,520)
Net loss per share, basic and diluted:
   As reported                               ($2.00)         ($0.31)               ($2.68)        ($0.69)
   Pro forma                                  (2.01)          (0.31)                (2.69)         (0.71)


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

As of the petition date, payment of pre-petition liabilities of the Company and pending litigation against the Company are stayed while the Company continues its business operation as debtors-in-possession.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 filing, such realization of assets and liquidation of liabilities is subject to uncertainty. While under the protection of Chapter 11, the Company, in the normal course of business, may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amount of liabilities that might be necessary as a consequence of a plan of reorganization. The propriety of using the going concern basis is dependent upon, among other things, confirmation of a plan of reorganization, which must be approved by the creditors and confirmed by the Bankruptcy Court, and the Company's ability to meet its business plan and generate sufficient cash flows from operations and financial sources.

In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of pre-petition executory contracts, including real property leases. Any such rejection may give rise to a pre-petition claim for damages pursuant to the Bankruptcy Code. In connection with the Chapter 11 proceedings, the Company received approval to reject 8 real property leases. Subject to Bankruptcy Court's approval, other real property leases and certain executory contracts may be rejected in the future.

On the first day of the Chapter 11 filing, the Company sought and received authorization from the Bankruptcy Court to continue certain employee policies which the Company deemed necessary for its survival. These include its policies related to employee wages, benefits and out-of-pocket business expenses.

Since the filing, most of the Company's vendors have continued to ship merchandise to the Company. However, many of the Company's vendors have requested changes in trade credit terms offered to the Company. Where previously the Company was paying for most vendor shipment on an average of 75 days, the Company now is being required in a majority of its shipments to make payment on a cash-in-advance basis.

The Company's Board of Directors has authorized Imperial Capital, LLC, the Company's financial advisor, to develop and implement a process to solicit interest relating to the potential sale of all or part of the Company's assets or stock by merger, tender offer, exchange offer, plan of reorganization, other acquisition of debt or securities, or otherwise.

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

Since the petition date, the Company has continued to be in possession of its properties and, as debtor-in-possession, is authorized to operate and manage its business and enter into all transactions (including obtaining services, inventories, and supplies) that it could have entered into in the ordinary course of business without approval of the Bankruptcy Court. A statutory Creditors' Committee has been appointed.

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

The Company's revenues for the first nine months of fiscal 2000 decreased to $32,945,000, a decrease of $10,435,000 or 24% over the first nine months of fiscal 1999. In addition, EBITDA (earnings before interest expense, income taxes, depreciation and amortization) decreased to $5,217,000 in the first nine months of fiscal 2000 as compared to $7,477,000 in fiscal 1999. The EBITDA excludes $16,474,000 of non-recurring charges and $1,455,000 of Chapter 11 reorganization costs. Net loss for the first nine months of fiscal 2000 was $26,754,000 or $2.68 per share, compared to net loss of $6,349,000 or $0.69 per share for the same period last year. Components of the Company's operating results are discussed below. This loss resulted from a combination of factors, the most significant of which were the Chapter 11 bankruptcy filing, "runaway productions" (fewer feature films whose principal photography was conducted in the United States), shrinking margins due to competition pressures and going concern uncertainty.

Three-Month Period ended June 30, 2000 and June 30, 1999
--------------------------------------------------------


Revenues From Rental Operations
-------------------------------

Revenues from rental operations were $6,221,000 for the third quarter of fiscal 2000, compared to $9,491,000 for the same period last year, a decrease of $3,270,000 or 35%. The decrease is primarily due to the going concern uncertainty from the Chapter 11 filing and sale of assets and operations of Duke City during January 2000. Excluding Duke City's rental revenues from the prior year, revenues from rental operations decreased by $181,000 or 3% in the third quarter of fiscal 2000. Duke City generated approximately 33% or $3,089,000 of rental revenues in the same period of fiscal 1999. Aggregate theatrical rental operations accounted for approximately $2,953,00 or 47% of revenues from rental operations, an increase of $178,000 or 6% from approximately $2,775,000 for the same period last year. Production equipment rentals, primarily of lighting, grip, power generators and trucks, consisted of approximately $3,248,000 or 52% of revenues from rental operations, a decrease of $326,000 or 9% from approximately $3,574,000 for the same period last year. Other operations accounted for approximately 1% of the revenues from rental operations in the third quarter of fiscal 2000.


Net Product Sales
-----------------

Net equipment and supply sales were $703,000 for the third quarter of fiscal 2000, a decrease of $3,539,000 or 83% from $4,242,000 for the third quarter of fiscal 1999. The decrease is primarily due to the going concern uncertainty from the Chapter 11 filing, and the closures of the Las Vegas, Nevada operation on April 28, 2000 and of the Southeast expendable supply operation during the fourth quarter of fiscal 1999.


Gross Profit - Rental
---------------------

Gross profit on rental revenues was $2,640,000 or 42% of revenues for the third quarter of fiscal 2000 compared to $3,413,000 or 36% in fiscal 1999. Aggregate theatrical rental operations accounted for approximately $1,431,000 of gross profit on rental revenues. Production equipment rentals, primarily of lighting, grip, power generators and trucks, accounted for approximately $1,198,000 of such gross profit.


Gross Profit - Sales
--------------------

Gross profit on sales decreased from $873,000 in the third quarter of 1999 to a loss of $432,000 in the third quarter of 2000. The lower gross profit was primarily attributable to expendable supply and equipment sale shortfall as a result of the going concern uncertainty from the Chapter 11 filing, and the closures of the Las Vegas, Nevada operation on April 28, 2000 and of the Southeast expendable supply operation during the fourth quarter of fiscal 1999. Some margin erosion has also resulted due to competition within the industry.



Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses were $3,486,000 for the third quarter of fiscal 2000 compared to $5,280,000 for the same period in fiscal 1999, a decrease of $1,794,000. As a percentage of sales, selling, general and administrative expenses were 50% for the third quarter of fiscal 2000 compared to 38% for the same period in fiscal 1999. The percentage increase is due primarily to a decrease in revenues, and costs and expenses incurred to dispose of, close or relocate operations, which more than offset the cost cutting measures began in the fourth quarter of fiscal 1999.

Interest
--------

Interest decreased to $812,000 in the third quarter of fiscal 2000 from $1,851,000 in the third quarter of fiscal 1999. As a result of the Chapter 11 filing, the accrual of interest on the Company's bank line and senior subordinated notes issued to ING Equity Partners, L.P. I ("ING") was suspended on April 5, 2000.



Nine-Month Period ended June 30, 2000 and June 30, 1999
-------------------------------------------------------


Revenues From Rental Operations
-------------------------------

Revenues from rental operations were $24,494,000 for the nine months of fiscal 2000, compared to $28,826,000 for the same period last year, a decrease of $4,332,000 or 15%. The decrease is primarily due to the sale of Duke City during January 2000. Excluding Duke City's rental revenues from the nine months of fiscal 2000 and 1999, revenues from rental operations actually increased by $805,000 or 4%. Aggregate theatrical rental operations accounted for approximately $9,473,000 or 39% of revenues from rental operations, an increase of $541,000 or 6% from approximately $8,932,000 for the same period last year. Production equipment rentals, primarily of lighting, grip, power generators and trucks, increased to approximately $11,350,000 or 46% of revenues from rental operations, an increase of $175,000 or 2% from approximately $11,175,000 for the same period last year. Approximately 14% or $3,428,000 of rental revenues was generated from the video rental operation (i.e. Duke City) and other operations accounted for approximately 1%.


Net Product Sales
-----------------

Net equipment and supply sales were $8,451,000 for the first nine months of fiscal 2000, a decrease of $6,103,000 or 42% from $14,554,000 for the same period of fiscal 1999. The decrease is primarily due to the going concern uncertainty as a result of the Chapter 11 filing, and the closure of the Las Vegas, Nevada operation and expendable supply sale operation located in the southeastern part of the U.S. during the fourth quarter of fiscal 1999. Excluding the equipment and expendable supply sales from these locations (which accounted for $2,639,000 or 31% and $6,682,000 or 46% of the net equipment and expendable supply sales for the nine months of fiscal 2000 and 1999 respectively), sales decreased by $2,060,000 or 26% over the first nine months of fiscal 1999.

Gross Profit - Rental
---------------------

Gross profit on rental revenues was $8,977,000 or 37% as a percentage of revenues for the first nine months of fiscal 2000 compared to $10,701,000 or 37% in fiscal 1999. Aggregate theatrical rental operations accounted for approximately $4,880,000 of gross profit on rental revenues. Production equipment rentals, primarily of lighting, grip, power generators and trucks accounted for approximately $4,142,000 of gross profit on rental revenues in fiscal 2000. Video equipment rental operation's "cost of rental revenues" exceeded revenues by approximately $168,000 in fiscal 2000. The assets and operation of the video rental operation were sold on January 21, 2000.

Gross Profit - Sales
--------------------

Gross profit on sales decreased from $3,491,000 in the first nine months of fiscal 1999 to $931,000 in the first nine months of fiscal 2000. The lower gross profit was primarily attributable to expendable supply and equipment sale shortfall as a result of the going concern uncertainty from the Chapter 11 filing, and the closures of the Las Vegas, Nevada operation on April 28, 2000 and Southeast expendable supply operation during the fourth quarter of fiscal 1999. Some margin erosion has also resulted due to competition within the industry.

Selling, General and Administrative
-----------------------------------

Selling, general and administrative expenses were $12,874,000 for the first nine months of fiscal 2000 compared to $15,154,000 for the same period in fiscal 1999, a decrease of $2,280,000 or 15%. As a percentage of sales, selling, general and administrative expenses were 39% for the first nine months of fiscal 2000 compared to 35% for the same period in fiscal 1999. The percentage increase is due primarily to decrease in revenues, and costs and expenses incurred to dispose of, close or relocate operations, which more than offset the cost cutting measures began in the fourth quarter of fiscal 1999.


Interest
--------

Interest increased to $5,582,000 in the first nine months of fiscal 2000 from $5,564,000 in the same period of fiscal 1999. As a result of the Chapter 11 filing, the accrual of interest on the Company's bank line and senior subordinated notes issued to ING Equity Partners, L.P. I ("ING") was suspended on April 5, 2000.


Liquidity and Capital Resources
-------------------------------

As indicated above, on April 6, 2000, the Company and its subsidiaries filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code.


The Company primarily applied cash from investing activities and additional borrowings from the Company's bank line of approximately $8,000,000 and $3,500,000 respectively to pay down capital lease obligations and other debt. The major component of the net capital equipment additions was equipment for the Company's theatrical rental operations of approximately $2,288,000.

The Company's bank debt of $13,250,000 and $56,222,000 due June 1, 2000 and January 31, 2001, respectively, were reclassified as prepetition liabilities subject to compromise.

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


NASDAQ Listing
--------------

Effective April 24, 2000, NASDAQ delisted the Company's security which had been suspended from trading since March 30, 2000, from the NASDAQ SmallCap market.

PART II.  Other Information


Items 1,2, 4 and 5 are not applicable.

Item 3.  Defaults Upon Senior Securities.

               On April 6, 2000, the Company and its subsidiaries filed a petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. This constituted an event of default under both the Purchase Agreement dated July 27, 1995, as amended to date, between the Company and ING Equity Partners, L.P. I ("ING"), pursuant to which ING holds a $100,000 Senior Subordinated Note, and the Note Purchase Agreement dated June 30, 1999 between the Company and ING, pursuant to which ING holds a $10 million Convertible Senior Subordinated Note.

               The same event constituted a default under the Amended and Restated Credit Agreement dated as of April 1, 1998, as amended to date, among the Company and its subsidiaries, The Chase Manhattan Bank , as agent for the lenders, and the lenders named therein.


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



Item 6.  Exhibits and Reports on Form 8-K


          (a)  The following exhibits are filed herewith:

                  27  Financial Data Schedule (in Edgar filing only)

          (b)  Not applicable

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q for the period ended June 30, 2000, to be signed on its behalf by the undersigned hereunto duly authorized.


                                     MATTHEWS STUDIO EQUIPMENT GROUP
                                                (Registrant)



Date: August 14, 2000                By:     /s/ Carlos D. De Mattos
                                     ----------------------------------------
                                                Carlos D. De Mattos
                                     Chairman of the Board, and Chief Executive
                                                      Officer






                                     By:     /s/ Miles R. Stover
                                     ----------------------------------------
                                                Miles R. Stover
                                      Chief Operating Officer and Chief
                                               Financial Officer